Form 10-K
period 2024-12-31
NEW ERA HELIUM INC.
filed 2025-03-31
CIK 2028336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number                       001-42433

NEW ERA HELIUM INC.

(Exact name of registrant as specified in its charter)

Nevada	99-3749880
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4501 Santa Rosa Dr. Midland, TX	79707
(Address of principal executive oﬃces)	(Zip Code)

Registrant’s telephone number, including area code                   (432) 695-6997

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NEHC	The Nasdaq Stock Market LLC
Warrants	NEHCW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

At June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $0.00.

Note.—If a determination as to whether a particular person or entity is an aﬃliate cannot be made without involving unreasonable eﬀort and expense, the aggregate market value of the common stock held by non-aﬃliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

☐ Yes   ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 24, 2025, there were 14,125,152 shares of common stock of the Company issued and 13,950,794 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GLOSSARY OF OIL, GAS AND HELIUM TERMS

The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and this document:

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Bcf. One billion cubic feet of gas.

BOE. One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 thousand cubic feet of gas to 1 barrel of oil.

BOPD. Barrels of oil per day.

Btu. British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Developed oil and gas reserves. Developed oil and gas reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Development project. A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Differential. An adjustment to the price of oil or gas from an established spot market price to reflect differences in the quality and/or location of oil or gas.

Economically producible. The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue shall be determined at the terminal point of oil and gas producing activities. The terminal point is generally regarded as the outlet valve on the lease or field storage tank.

Estimated ultimate recovery (EUR). Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date,

Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well.

Farmout. An assignment of an interest in a drilling location and related acreage conditional upon the drilling of a well on that location.

Gas. Natural gas.

Helium. The element Helium, whether in gaseous or liquid form, or as a component of natural gas.

Helium Majors. The six large multinational industrial gas companies who collectively control approximately 85% of the World’s Helium supply at the source, including Air Products and Chemicals, Inc., Air Liquide S.A., Iwatani Corporation of America, Linde PLC, Matheson Tri-Gas & Messer Group.

MBbl. One thousand barrels of oil or other liquid hydrocarbons.

MBOE. One thousand BOE.

Mcf. One thousand cubic feet of gas or helium.

Mcfd. One thousand cubic feet of gas per day

MMcfe. One million cubic feet of gas equivalent.

MMBOE. One million BOE.

MMBtu. One million British thermal units.

MMcf. One million cubic feet of gas or helium.

NYMEX. New York Mercantile Exchange.

Oil. Crude oil, condensate, and natural gas liquids.

Operator. The individual or company responsible for the exploration and/or production of an oil or gas well or lease.

Play. A geographic area with hydrocarbon potential.

Polymer. A polymer gel treatment of a well that produces from a water-drive reservoir is intended to reduce excessive water production and increase oil or gas production. Candidate wells are typically produced from naturally fractured carbonate reservoirs such as dolomites and limestone in mature fields. Successful treatments are also run in certain types of sandstone reservoirs. Other practical applications of polymer gels include the treatment of waterflood injection wells to correct channeling or change the injection profile, to improve the ability of the injected fluids to sweep the producing wells in the field, making the waterflood more efficient and allowing the operator to recover more oil in a shorter period of time.

Probable reserves. Probable reserves are those additional reserves which analysis of geoscience and engineering data indicate are less likely to be recovered than proved reserves. Probable reserves were assigned to areas of the reservoir adjacent to proved reserves based on analogy and geology.

Proved Helium reserves. The quantities of helium, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the helium must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved undeveloped Helium reserves. Proved Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Proved oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.

The area of the reservoir considered as proved includes all of the following: (i) the area identified by drilling and limited by fluid contacts, if any; and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil and gas on the basis of available geoscience and engineering data.

In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establish a lower contact with reasonable certainty.

Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved reserve additions. The sum of additions to proved reserves from extensions, discoveries, improved recovery, acquisitions, and revisions of previous estimates.

Reserves. Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

Reserve additions. Changes in proved reserves due to revisions of previous estimates, extensions, discoveries, improved recovery, and other additions and purchases of reserves in-place.

Reserve life. A measure of the productive life of an oil or gas property or a group of properties, expressed in years.

Royalty interest. An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Standardized measure. The present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices used in estimating proved oil and gas reserves to the year-end quantities of those reserves in effect as of the dates of such estimates and held constant throughout the productive life of the reserves and deducting the estimated future costs to be incurred in developing, producing, and abandoning the proved reserves (computed based on year-end costs and assuming continuation of existing economic conditions). Future income taxes are calculated by applying the appropriate year-end statutory federal and state income tax rates with consideration of future tax rates already legislated, to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to proved oil and gas reserves.

Tier 1. Tier 1 has the same meaning as Helium Majors.

Tier 2. Tier 2 means to all of the other, smaller industrial gas companies around the World who are not included among the Helium Majors.

Undeveloped oil and gas reserves. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Working interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas from the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this prospectus, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this prospectus relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	our ability to effectively operate our business segments;
●	our ability to manage our research, development, expansion, growth and operating expenses;
●	our ability to evaluate and measure our business, prospects and performance metrics;
●	our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;
●	our ability to respond and adapt to changes in technology and customer behavior;
●	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and
●	other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to our industry, our operations and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Business.

We are an exploration and production company whose primary operations include the exploration, development and production of helium, natural gas, oil and natural gas liquids. We source helium produced in association with natural gas reserves located in Chaves County, New Mexico. To date, we have not generated any revenue from the production of helium. Although hydrocarbons are currently our primary source of revenues, our business model is moving from a hydrocarbon focus to a helium focused model and centers on producing and selling helium to various parties in the supply chain, namely Helium Majors, Tier 2 gas companies, and balloon gas distributors. We currently own and operate 137,000 acres in Southeast New Mexico and have 85,498 MMcfe of proved hydrocarbon reserves and 166,430 MMcfe of probable hydrocarbon reserves. In addition, we have approximately 422 MMcf of net proved undeveloped helium reserves and 788 MMcf of net probable undeveloped helium reserves. We believe our existing helium production distinguishes us from other emerging companies in the helium exploration and production space. Presently, NEH operates through two wholly owned subsidiaries, (i) Solis Partners, L.L.C., a Texas limited liability company (“Solis Partners”), which is engaged in helium production with associated natural gas and natural gas liquids, and (ii) NEH Midstream LLC, a Texas limited liability company (“NEH Midstream”), which will own and operate the Pecos Slope Plant (as defined below) and gathering system located in Chaves County, New Mexico and hold the helium offtake and tolling agreements.

We currently sell raw, natural gas extracted from our reserves to a third-party processor, IACX Roswell LLC (“IACX”) to produce helium and purified natural gas. Under current contractual arrangements, we do not retain revenue generated from the processed helium extracted from our gas and purified by IACX.

We expect to generate revenue from the future operation of our own natural gas processing plant. We began construction of our own processing plant from the Pecos Slope Field, a gas field and gathering system in New Mexico (the “Pecos Scope Plant”). The Pecos Slope Plant is expected to commence operations in the fourth quarter of 2025. We believe that the operation of our own plant will significantly increase production rates of helium and natural gas and lower costs, thereby generating significant incremental revenue. Under ideal circumstances, we believe the Pecos Slope Plant can conceivably produce a sizeable revenue stream for decades to come and allow us to achieve consistent profitability.

Aside from helium production, we currently plan on diversifying our resources through providing natural gas as feedstock for energy transition sources such as net zero energy, blue hydrogen and blue ammonia. Additionally, we plan to engage in the Methane Performance Certificate (“MPC”) market by seeking designation of our natural gas production as “responsibly sourced gas” and subsequently trading the MPCs.

Mission

Our mission is to become a leading supplier of helium and natural gas by efficiently exploring, developing and producing helium from our substantial reserves in New Mexico. We are committed to delivering reliable helium supplies to prospective customers including Helium Majors and other gas companies and balloon gas distributors, while striving for innovation in energy transition by diversifying into net zero energy, blue hydrogen and blue ammonia markets. Through strategic operations, efficient resource management and a focus on sustainability, we aim to establish ourselves as a trusted partner in the helium supply chain.

Market Opportunity

We believe that current market conditions present a favorable opportunity for us to enter the U.S. helium market as a public company. The global helium market has experienced a series of supply shortages during the last 19 years, including, without limitation, shortages caused by outages at major sources of supply and trade embargoes affecting major world suppliers like Qatar and Russia. The most recent helium shortage, known as “Helium Shortage 4.0,” was brought on by multiple supply disruptions, chief amongst them the explosion at the gas processing plant at Amur, Russia, one of the world’s largest natural gas processing plants. This explosion delayed an anticipated worldwide transition to ample helium supply in 2022. Although Helium Shortage 4.0 has been resolved, it has driven up the market price of helium. Geopolitical risks related to the war in Ukraine and related trade sanctions and conflicts in the Middle East have also heightened the uncertainty of helium supplies. Demand for helium is also expected to increase in certain fields, particularly in electronics, which is anticipated to surpass magnetic resonance imaging (“MRI”) as the leading application for helium. Our extensive reserves in Chaves County, New Mexico, combined with the anticipated completion and commencement of our Pecos Slope Plant, position us to capitalize on the market opportunity by providing a reliable domestic helium supply. Our location in proximity to helium liquefaction plants in the US midcontinent provides us with the ability to potentially serve Helium Majors, Tier 2 gas companies, and balloon distributors efficiently. However, we cannot control the market factors which influence demand and supply of helium as well as the profitability of our business. We believe that by focusing on helium production and distribution, we can establish ourselves as a reliable supplier in the helium supply chain.

Helium Supply Chain

The helium supply chain is comprised of very large integrated producers like ExxonMobil, Qatar Energy, Gazprom and Sonatrach as well as production and exploration companies like NEH who either supply helium-bearing natural gas to processors, or process it themselves. The gas processor extracts natural gas liquids (“LNG”) and other valuable components, including helium when it is present in commercially viable quantities, from the natural gas. After the helium is extracted from the natural gas, it is purified to between 98% - 99.999% and is then transported in the form of high purity crude helium to a helium liquefaction plant where it is used as feed gas to produce bulk liquid helium (“LHe”), or sold directly into the domestic market for balloon gas. Mostly, LHe is produced due to end user requirements and transportation efficiency. LHe is sold to Tier 1 and Tier 2 industrial gas companies who distribute it around the world. Currently, the helium industry is dominated by six major multinational industrial “Tier 1” gas companies, who are also referred to as the helium majors include Linde, Air Liquide, Air Products, Messer, Matheson and Iwatani. These Tier 1 companies distribute helium to smaller, “Tier 2” gas companies pursuant to long-term contracts, their own affiliates and end users. Some of the Tier 1 companies own and operate their own helium liquefaction plants (Air Products, Linde and Messer), while the others do not. End users then purchase LHe or gaseous helium from the Tier 1 or smaller industrial gas companies and distributors for diverse applications.

Competition

Currently, our direct competitors are helium exploration and production companies who source helium from natural gas reserves prior to supplying it to the Helium Majors, Tier 2 industrial gas companies and balloon gas distributors further down the supply chain. We are also in competition with major producers such as ExxonMobil and the Helium Majors themselves.

Following the commencement of the Pecos Slope Plant in the fourth quarter of 2025, we anticipate competing directly with other helium producers, including major producers such as ExxonMobil, as well as smaller exploration companies similar to NEH.

Competitive Strengths

The helium exploration and production industry is a very competitive one. In recent years, an unprecedented number of helium exploration companies have entered the market, encouraged in large part by increased attention triggered by the recurring helium shortages and associated surge in prices. However, the majority of these companies have not been able to progress to actual production of helium. We are somewhat unique in our substantial inventory of reliable drilling locations and associated reserves as well as a management team and board of directors (our “Board”) that understands the global helium business on a deep level.

Products

We currently produce natural gas from the Pecos Slope Field located in Chaves County, New Mexico, which is gathered and processed by IACX. Pursuant to the Gas Purchase Agreement dated as of June 1, 2021 (the “Marketing Agreement”), by and between NEH and IACX, IACX processes our gas for natural gas liquids and other usable components in its facilities and we receive value for our natural gas and associated natural gas liquids. Although NEH extracts helium from our natural gas, IACX does not compensate NEH for our contained helium per the Marketing Agreement.

In the future, we anticipate diversifying our revenue by supplying natural gas as feedstock for energy transition products, including, without limitation, net zero energy, blue hydrogen and blue ammonia production. Upon completion and operation of the Pecos Slope Plant, which is expected to occur in the fourth quarter of 2025, we expect to process helium and natural gas independently, enabling us to generate revenue from helium sales.

Customers

Our prospective customers in the near term include Tier 1 industrial gas companies, Tier 2 industrial gas companies, and balloon gas distributors. We currently sell our natural gas and natural gas liquids to IACX pursuant to the Marketing Agreement at a price based on an index price from the purchaser. The Marketing Agreement expired on May 31, 2024, and continues on a month-to-month basis and on the same terms and conditions as those applicable during the initial term unless and until terminated by either NEH or IACX upon 30 days’ prior written notice to the other party. As of March 31, 2025, the Marketing Agreement remains in effect.

In addition, we have entered into agreements with Air Life Gases USA, Inc. (“AirLife”) and Matheson Tri-Gas, Inc. (“MTG”), pursuant to which we will supply 50% of the helium produced from the Pecos Slope Plant to each company. These agreements are contingent on the Pecos Slope Plant commencing operations and provide a foundation for future helium sales.

Key Agreements

Sales Agreements

In anticipation of securing future revenue and establishing our position in the helium industry following the establishment of the Pecos Slope Plant, NEH Midstream entered into certain sales agreements with two purchasers for the helium anticipated to be produced by the Pecos Slope Plant.

We agreed to sell fifty percent (50%) of the helium generated from the Pecos Slope Plant each month to AirLife Gases USA, Inc. in the form of liquefied helium, pursuant to that certain Contract for Sale and Purchase of Liquid Helium dated August 25, 2023 (the “Liquid Helium Agreement”). Following entry into the Liquid Helium Agreement, we would provide fifty percent (50%) of the helium generated from the Pecos Slope Plant to AirLife each month, in the form of liquefied helium, less two percent (2%) tolling losses.

We also agreed to sell fifty percent (50%) of the gaseous helium generated monthly at the Pecos Slope Plant to MTG, pursuant to a certain gaseous helium sales agreement entered into in the third fiscal quarter of 2023 (the “Gaseous Helium Agreement”).

The Liquid Helium Agreement and the Gaseous Helium Agreement each have a mechanism of price reopener negotiations, with a scheduled price reopener negotiation at the end of the fifth year, and an unscheduled price reopener negotiation that may be requested by either party, on one occasion each, at any time after the end of the third year.

Both the Liquid Helium Agreement and the Gaseous Helium Agreement have a term of 10 years from the date on which the first container of liquid helium is filled at the tolling facility for the helium buyer (for Liquid Helium Agreement) or from the date on which the first tube trailer of gaseous helium is filled at the Pecos Slope Plant for the helium buyer (for Gaseous Helium Agreement) (the “Commencement Date”). If the Commencement Date has not occurred by November 30, 2025 (for Liquid Helium Agreement) or July 1, 2025 (for Gaseous Helium Agreement), the buyer would have the right to terminate the Liquid Helium Agreement or the Gaseous Helium Agreement, as the case may be. The Commencement Date depends on the completion and beginning of operations of our Pecos Slope Plant. Based on the current stage of the development and construction of its Pecos Slope Plant and the advice of the engineering consultants, our management believes that it is unlikely that we will be able to secure funding, complete construction of the helium extraction plant and commence helium deliveries prior to July 1, 2025. We believe that we will be able to secure funding, complete construction of the helium extraction plant and commence helium deliveries prior to November 30, 2025. The Liquid Helium Agreement can also be terminated if helium deliveries are less than 6,000,000 standard cubic feet during any 12 consecutive month period due to a force majeure event, due to a material breach of the agreement by either party or financial insolvency. While it is possible that the buyers could terminate the agreements in such situations, we believe that it is more likely that such buyers would try to renegotiate the agreement on terms that are less favorable for NEH. In the event of early termination, we believe that we will have the ability to secure replacement customers with price, terms and conditions reflecting then current market conditions.

Helium Tolling Agreement

NEH entered into the Helium Tolling Agreement with Keyes Helium Company (“KHC”) dated as of September 1, 2023 (the “Helium Tolling Agreement”), pursuant to which we would receive tolling services with respect to our crude helium subject to available capacity at KHC’s plant, and such crude helium would be purified and liquified by KHC into liquid helium and filled into containers for delivery pursuant to the Liquid Helium Agreement. Tolling services provided by KHC to NEH Midstream LLC under the Helium Tolling Agreement will be for quantities sold to AirLife pursuant to the Liquid Helium Agreement. KHC is obligated to provide tolling services to NEH but there is no firm volume commitment to NEH; instead, KHC’s commitment to NEH is on a space available basis. KHC’s obligation to provide tolling services to NEH is subordinate to KHC’s obligation to provide tolling services to other third-parties. This means that a third party may use up KHC’s plant capacity and leave less capacity for NEH. Therefore, even if KHC does not terminate the Helium Tolling Agreement, there is a risk to NEH that KHC will not have sufficient capacity available to fulfill all of NEH’s requirements for tolling services.

The Helium Tolling Agreement has a term of 5 years from the date on which we commence deliveries of gaseous helium to the third-party tolling facility (“Tolling Commencement Date”). We have the right to solicit third-party proposals to provide tolling services during the third contract year of the Helium Tolling Agreement and would have the opportunity to terminate the agreement at the end of the third contract year if the counter-party declines to match a more favorable third-party offer.

Since the Tolling Commencement Date has not occurred by September 30, 2024, KHC has the right to terminate the Helium Tolling Agreement. We intend to request that this deadline be extended. The Helium Tolling Agreement can also be terminated prior to the end of its term if (i) the reliability of the counter-party’s delivery of tolling services falls short of specified levels, (ii) due to a material breach of the agreement by either party or (iii) financial insolvency. In the event of early termination, we believe that it would be able to secure a tolling agreement with another party. The cost of tolling services in a replacement tolling agreement could be higher than the cost of tolling services in the existing agreement, but the difference would not be expected to be material to our helium business.

If KHC terminates the Helium Tolling Agreement, management believes it will be able to obtain alternative tolling services, since there is significant excess helium liquefaction capacity available in the United States.

KHC has provided verbal indication to us that it is unlikely to terminate the Helium Tolling Agreement. Despite such verbal indication, termination of the Tolling Agreement or KHC’s insufficient firm tolling capacity creates risk that NEH would be unable to obtain the required tolling services from a third-party or that the cost of such tolling services would be higher than the cost included in the Helium Tolling Agreement. In either case, the profitability resulting from the Liquid Helium Agreement with AirLife could be less than NEH’s financial projections.

We believe that given current and expected helium market conditions, tolling services will be available from third parties, including Tumbleweed Midstream, which operates a helium liquefaction plant in Cheyenne Wells, Colorado; or other third parties. While it is possible that the price of such tolling services from these companies could be higher than the price from KHC, NEH does not believe that the difference in price would materially impact the profitability of the Liquid Helium Agreement with AirLife.

Government Regulations

The sale, distribution and handling of our helium is subject to federal and state regulation, including the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Clean Water Act and the National Environmental Policy Act, among others.

Reserves

The annual reserve report as of December 31, 2024 and dated February 28, 2025 (the “Appraisal Report”) prepared by MKM Engineering, a firm providing consulting services in the oil and gas industry, contains estimates of Solis Partner’s proved and probable reserves and forecasts of the resulting economics attributable to Solis Partner’s and NEH Midstream, LLC’s properties in Chaves County, New Mexico. MKM Engineering prepared the Appraisal Report for NEH’s use in filing with the SEC and contains such assumptions, data, methods and procedures determined by MKM Engineering as appropriate for the purpose of preparing such Appraisal Report.

Internal Controls

Our internal controls for the preparation of annual reserve reports require the report to be prepared by a qualified independent third-party reserve consultant qualified in the preparation of SEC Reserve Reports. The Appraisal Report was prepared by Michele K. Mudrone of MKM Engineering.

Michele Mudrone, a License Professional Engineer in the State of Texas, is a graduate of the Colorado School of Mines with a degree in Petroleum Engineering. She has been a practicing consulting petroleum engineer at MKM Engineering since 2011 and has over 35 years of prior industry experience.

As part of our internal controls, NEH’s Executive Vice President of Engineering and Operations, H. Patrick Seale, has the primary responsibility of reviewing the preparation of the Appraisal Report. The Appraisal Report has also been reviewed by NEH’s Chief Financial Officer, Chief Executive Officer and Chief Geologist.

H. Patrick Seale is an experienced oil and gas executive with 48 years of petroleum engineering experience, including 34 years in senior management, in the domestic and international oil and gas industry and international banking. Mr. Seale has experience in all phases of exploration, exploitation and production, including operations management, reservoir engineering, production engineering, drilling, completion and stimulation design, facility design, property evaluations, reserve assessments and mergers & acquisitions. He received a Bachelor of Science in Petroleum Engineering from the University of Texas at Austin, Summa Cum Laude (with Highest Honors).

To prepare the annual reserve estimates in the Appraisal Report, NEH and MKM Engineering employed a number of industry technologies to evaluate and determine the annual reserves and establish the appropriate level of certainty of the reserve estimates.

These technologies included: (i) well log evaluation and analysis, (ii) petrophysical analysis of the ABO, (iii) monthly production data for all NEH Pecos Slope wells, (iv) decline curve analysis and forecasting of future production, (v) sampling and audit of helium content in 315 NEH wells to establish helium content by field development areas of the Pecos Slope ABO field, (vi) analysis of historical well file data including drilling & completion data and frac job designs used to date, (vii) monthly revenue statements to evaluate actual product prices received and (viii) NEH’s monthly lease operating expense data.

Proved and Probable Reserves

The following table is a summary of proved oil and natural gas reserves at December 31, 2024:

	Oil	NGL	Gas
	(MBbl)	(MBbl)	(MMcf)	MMcfe
Proved Developed	41	—	29,629	29,876
Proved Undeveloped	—	4,147	30,741	55,622
Total Proved	41	4,147	60,370	85,498

As noted above, the Company has 85,351 MMcfe of proved hydrocarbon reserves. Included in the proved hydrocarbon reserves is approximately 55,622 MMcfe of proved undeveloped hydrocarbon reserves.

The following table is a summary of probable oil and natural gas reserves at December 31, 2023:

	Oil	NGL	Gas
	(Bbl)	(Bbl)	(Mcf)	Mcfe
Probable Developed	—	—	—	—
Probable Undeveloped	—	8,189	117,294	166,430
Total Probable	—	8,189	117,294	166,430

The estimates of probable reserves have not been adjusted for uncertainty, and therefore they may not be comparable with, and should not be summed arithmetically with estimates for proved reserves.

The following table reflects changes in the Company’s proved undeveloped oil and gas reserves:

	Well	Oil	NGL	Gas
	Count	MBbl	MBbl	(MMcf)	(MMcfe)
Reserves at Dec. 31, 2021	—	—	—	—	—
Extensions	91	—	4,232	33,785	59,178
Improved Recovery	—	—	—	—	—
Technical revisions	—	—	—	—	—
Acquisitions	—	—	—	—	—
Discoveries	—	—	—	—	—
Dispositions	—	—	—	—	—
Economic factors	—	—	—	—	—
Production	—	—	—	—	—
Reserves at Dec. 31, 2022	91	—	4,232	33,785	59,178
Extensions	1	—	233	—	1,395
Improved Recovery	—	—	—	—	—
Technical revisions	(12)	—	(593)	(4,230)	(7,788)
Acquisitions	—	—	—	—	—
Discoveries	—	—	—	—	—
Dispositions	—	—	—	—	—
Economic factors	—	—	—	—	—
Production	—	—	—	—	—
Reserves at Dec. 31, 2023	80	—	3,872	29,555	52,785
Extensions	—	—	—	—	—
Improved Recovery	—	—	—	—	—
Technical revisions	—	—	266	1,062	2,661
Acquisitions	—	—	—	—	—
Discoveries	—	—	—	—	—
Dispositions	—	—	—	—	—
Economic factors	—	—	9	124	176
Production	—	—	—	—	—
Reserves at Dec. 31, 2024	80	—	4,147	30,741	55,622

As the Company’s reserve profile is predominantly natural gas, an equivalent mcf is used in the table above. The conversion is calculated by multiplying the oil and NGL barrels by six to arrive at an equivalent mcf. This calculation is based on one barrel of crude oil having approximately the same energy content as six mcf of gas.

The extensions during 2022 were added primarily due to the planned acquisition, construction and installation of a gas processing facility and a gathering system which made these wells economic. In addition, through the Company’s planned efforts to raise capital through project and equity financing, and expected future cash from operations, the Company expected to be able to fund the drilling of these locations and complete the drilling within 5 years.

The technical revision noted in the above table during 2024 were related to well performance. The technical revisions noted in the above table during 2023 were a result of a delay in the drilling program which was due to a delay in the start of operations of the Pecos Slope Gas Plant. None of the revisions were related to changes in product prices or costs.

During the years ended 2022, 2023 and 2024, no proved undeveloped reserves were converted into proved developed reserves.

All proved undeveloped hydrocarbon reserves and proved undeveloped helium volumes are scheduled to be developed within 5 years of the date of this Report. In addition, we have material amounts of probable undeveloped hydrocarbon reserves and probable undeveloped helium volumes that will be developed beginning in 2029 and beyond. The timing of the development of these hydrocarbon reserves and helium volumes were scheduled in order to maintain the nameplate capacity of 20,000 MCF/day of inlet gas for our owned and operated Pecos Slope Gas Plant over the useful life of the plant. The development schedule will also allow us to fulfill the terms of our two 10-year helium contracts.

Oil and Gas Production Volumes, Prices and Costs

The following table is a summary of oil and natural gas production sold:

	Oil	NGL	Gas
	(Bbl)	(Bbl)	(Mcf)	Mcfe
For the year ended December 31, 2021	302	—	1,136,812	1,138,621
For the year ended December 31, 2022	1,421	3,148	1,112,169	1,139,580
For the year ended December 31, 2023	2,076	2,285	830,145	856,306
For the year ended December 31, 2024	325	4,379	903,985	932,207

The following table is a summary of average sale prices received and average production costs per Mcfe, excluding ad valorem and severance tax:

	Oil	NGL	Gas	Production Cost
	$per	$per	$per	$per
	Bbl	Bbl	Mcf	Mcfe
For the year ended December 31, 2021	$75.78	$—	$3.11	$1.42
For the year ended December 31, 2022	$93.40	$84.35	$3.44	$1.25
For the year ended December 31, 2023	$77.56	$64.73	$0.37	$1.49
For the year ended December 31, 2024	$82.48	$58.05	$0.28	$1.10

Gas prices noted in the above table are net of processing and transportation costs of $1.68, $2.12, $1.42, and $1.16 for the years ended December 31, 2021, 2022, 2023, and 2024, respectively.

Drilling and Other Exploratory and Development Activities

The Company has drilled no exploratory or development wells during the years ended December 31, 2021, 2022 2023, and 2024. In addition, the Company currently has no wells in the process of being drilled. The Company has engaged a third party to construct a processing plant. This plant is currently under construction.

Oil and Gas Properties, Wells, Operations, and Acreage

The following table is a summary of productive wells and acreage as of December 31, 2024:

	Gross	Net
Oil wells	—	—
Gas wells	406	362
Total productive wells	406	362
Developed acreage	30,920	28,928
Undeveloped acreage	105,840	105,823
Total acreage	136,760	134,751

The numbers in the table above indicated as gross represent wells or acreage in which the company owns a working interest. The numbers in the table above indicated as net represent the Company’s fractional ownership working interest in gross wells or acreage.

Seven of the gas wells in the above table have multiple completions.

All of the developed and undeveloped acreage in the above table is held by production.

The Company has acquired all of its interests in acreage and wells from acquisitions. In all of its acquisitions, New Era Helium Corp has been assigned all of the rights, title and interests of its predecessors in the leases and wells conveyed. This has included all title research, well files and logs, division of interest records, joint operating agreements and miscellaneous contracts.

The company has not yet commissioned fully updated title opinions on its leases. We plan to complete this prior to any new drilling undertaken on a lease.

Intellectual Property

We rely on trademark and trade secret laws, as well as employee and third-party non-disclosure, confidentiality and other types of contractual arrangements to establish, maintain and enforce our intellectual property rights, including with respect to our proprietary rights related to our products.

As of the date of this Report, we have the following trademarks:

Trademark	Country	Date of registration	Registration No.
RSH	United States	N/A — trademark application pending, submitted 6/30/2023.	N/A — application pending.
	United States	N/A — trademark application pending, submitted 6/30/2023.	N/A — application pending.

We believe that the trademarks that we use in our business are important for building our brand image and brand recognition. Therefore, we intend to develop marketing strategies, including advertising and branding campaigns, accordingly.

Employees

As of March 31, 2025, we had 7 employees primarily based in our Midland, Texas office.

The table below breaks down our full-time personnel by function as of March 31, 2025:

	Number of
Function	Employees	% of Total
Executive	2	28.6
General and Administrative	1	14.3
Engineering	1	14.3
Operations	2	28.6
Geology	1	14.3
Total	7	100.0%

None of our employees are affiliated with the labor unions.

Legal Proceedings

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. We recognize provisions for legal proceedings in our financial statements, in accordance with accounting rules, when we are advised by independent outside counsel that (i) it is probable that an outflow of resources will be required to settle the obligation and (ii) a reliable estimate can be made of the amount of the obligation. The assessment of the likelihood of loss includes analysis by outside counsel of available evidence, the hierarchy of laws, available case law, recent court rulings and their relevance in the legal system. Our provisions for probable losses arising from these matters are estimated and periodically adjusted by management. In making these adjustments our management relies on the opinions of our external legal advisors. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors.

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Report are not the only risks and uncertainties that we face. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, prospects, financial condition or operating results. The following discussion should be read in conjunction with our financial statements and the financial statements of the Company and notes to the financial statements included herein.

Unless the context otherwise requires, all references in this section to “we,” “us,” or “our” refers to the Company and its subsidiaries.

Risks Related to Our Business

We have a short operating history, which makes it difficult to evaluate our business and future prospects.

We have been in existence only since February of 2023. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

●	market acceptance of our current and future products and services;
●	changing regulatory environments and costs associated with compliance in the helium supply chain;
●	our ability to compete with other companies in the helium industry;
●	our ability to effectively market our products and services and attract new customers;
●	the amount and timing of expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;
●	our ability to control costs, including our expenses;
●	our ability to manage organic growth; and
●	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected.

We cannot assure the completed construction and commencement of operations of the Pecos Slope Plant, and even after such operations, we may not be able to generate adequate revenue to operate profitably and/or to continue as a going concern.

To date, we have provided natural gas from our reserves to a third-party processor to extract helium which does not currently generate revenue for NEH under existing contractual arrangements. Construction of the Pecos Slope Plant is currently underway, but there is no guarantee that such construction will be completed or that we can successfully commence operations. Furthermore, we cannot assure that we can achieve expected production rates and cost reductions even after the successful completion and operation of the Pecos Slope Plant. In the future, our capital expenses and operational expenses may increase due to expected increased sales, operational costs, and general and administrative costs and, therefore, our operating losses may continue or even increase after operations of the Pecos Slope Plant. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting agreements with customers are generally incurred up front, while revenue is generally recognized ratably over the term of the relationship. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not be able to sustain profitability.

We cannot assure that we can raise enough capital to successfully develop our Pecos Slope Plant, which will adversely affect our ability to earn revenue and jeopardize our delivery of helium pursuant to existing contracts.

To successfully develop our Pecos Slope field, we will require estimated additional capital of $45.0 million. The current cost of building, installing and commissioning of our Pecos Slope Plant will be approximately $20 million, of which we have already advanced $3.7 million to start construction. Furthermore, we will need to install new trunk lines and a new gathering system in addition to upgrading portions of the gathering system that currently exists in the field at an estimated cost of $10.0 million. Production enhancement from existing wellbore workovers in addition to drilling new wells will help maximize throughput volumes to the Pecos Slope Plant with the company budgeting between $13.0 - $15.0 million for these expenditures.

There is no assurance that we will secure this capital, which could result in delays in realizing revenues from our helium production as well as eventually jeopardize our delivery of helium pursuant to our current helium off-take agreements.

The manner in which we secure this additional capital is uncertain. It may be in the form of (i) debt, which could create liens against the current assets of the Company, (ii) equity, which could create additional dilution for current and future shareholders of the Company or (iii) a combination of debt and equity, which could have the combined effects described above.

Scientific and technological changes may impact the demand for helium.

Science and technology are continuously and rapidly evolving. Helium has broad applications, including in the MRI, semiconductor, welding, aerospace and fiber optics sectors, amongst others. However, scientific and technological changes may affect end user demand for helium. For instance, the MRI field has been the leader in helium usage for a number of years, as helium is used for cooling superconducting magnets in MRI machines. However, the latest generation of MRI magnets consumes helium at markedly lower levels. We cannot control the pace of scientific and technological developments and subsequently the changes in demand for helium brought about by these developments. Technological advancement may drive down demand for helium amongst end users in certain industries that may not adequately be replaced by demand in other industries. For instance, electronics is expected to replace MRI as the leading of helium application, but there is no guarantee that the electronics sector’s demand for helium will adequately compensate for the MRI industry’s decline in helium demand. Furthermore, although helium has unique chemical properties that make it irreplaceable in many applications, additional substitutes for helium may be discovered, or existing substitutes for helium may become more prominent as scientific research develops. As science and technology continue to evolve, helium demand may drop in certain fields, which may decrease demand for helium and negatively impact our financial performance.

Global health crises or catastrophes and other unforeseen or unavoidable events or market conditions may dampen demand for helium and negatively impact our financial performance.

Historically, the global helium market has had periods of supply and demand imbalances brought on by a variety of unanticipated and unpredictable events. For instance, sales and demand for helium dropped significantly following the outbreak of the COVID-19 pandemic, due to economic lockdown and supply chain disruptions. Similar global health crises may occur in the future which could drive down the demand for helium and may negatively affect our financial performance.

We cannot control global events or market factors which affect the demand for and supply of helium, which in turn affect the market prices for helium. Therefore, our financial performance may be negatively impacted by events which we may not foresee or adequately prepare for.

Helium demand in certain applications is somewhat elastic.

Helium demand is somewhat elastic, meaning that helium demand for certain applications is sensitive to increases in price. This elasticity manifests itself as substitution of other gases for helium, increase investment in helium recycling or technological change that reduces helium consumption. Therefore, significant increases in helium prices could adversely impact our financial performance over the longer term by reducing demand.

Increases in extraction and production costs or disruptions in our natural gas supplies could materially and adversely impact our business.

We may experience increases in extraction and production costs or an interruption in the supply of natural gas from our reserves. Any such increase or supply interruption could materially and negatively impact our business, prospects, financial condition and operating results by affecting the volume of helium we provide to our clients and subsequently sales. Various market conditions such as inflationary pressures could increase the costs in extraction and production of helium from our natural gas reserves and could adversely affect our business and operating results. Such price increases will also increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices for our helium supply.

Our costs of operations may exceed estimates due to factors outside of our control, such as labor shortages or external price increases, and we may be unable to pass those costs to our customers, which would negatively impact our financial results.

We depend on our employees and operations teams to assist in distributing helium to our clients. We rely on access to a competitive, local labor supply, including skilled and unskilled positions, to operate our business consistently and reliably. Any labor shortage and/or any disruption in our ability to hire workers may negatively impact our operations and financial condition. If we experience a sustained labor shortage, we may need to increase wages to attract workers, which would increase our costs of production. Furthermore, if our operating costs increased, including due to inflationary pressures, we may be unable to pass those increased costs on to our customers. If we are unable to do so, our gross margin will decline, and our financial results will be negatively impacted.

A delayed commencement date or other events could result in an early termination of certain of our material contracts.

We have entered into the Contract for Sale and Purchase of Liquid Helium (the “Liquid Helium Agreement”), with Air Life Gases USA, Inc. (“AirLife”) that has a term of 10 years from the date on which the first container of liquid helium is filled at the tolling facility for the helium buyer (the “Liquid Helium Commencement Date”). We have also entered into the Helium Tolling Agreement (the “Helium Tolling Agreement”) with Keyes Helium Company (“KHC”) dated September 1, 2023, pursuant to which we would receive tolling services with respect to our crude helium and such crude helium would be purified and liquified by KHC into liquid helium and filled into containers. The Helium Tolling Agreement has a term of 5 years from the date on which we commence deliveries of gaseous helium to the third-party tolling facility (the “Tolling Commencement Date”).

If the Liquid Helium Commencement Date has not occurred by November 30, 2025, AirLife has the right to terminate the Liquid Helium Agreement. The Liquid Helium Agreement can also be terminated prior to the end of the term if helium deliveries are less than 6,000,000 standard cubic feet during any 12 consecutive month period, due to a force majeure event, a material breach of the agreement by either party, or financial insolvency. Similarly, because the Helium Tolling Commencement Date has not occurred by September 30, 2024 due to delays in securing financing for our purchase of the Pecos Slope Plant KHC has the right to terminate the Helium Tolling Agreement.

We also agreed to sell fifty percent (50%) of the gaseous helium generated monthly at the Pecos Slope Plant to Matheson, pursuant to the Gaseous Helium Agreement. If the Commencement Date as defined in the Gaseous Helium Agreement does not occur by July 1, 2025, Matheson Agreement has the right to terminate the Gaseous Helium Agreement.

The Commencement Date as defined in the Gaseous Helium Agreement depends on the completion and beginning of operations of our Pecos Slope Plant. Based on the current stage of the development and construction of its Pecos Slope Plant and the advice of the engineering consultants, NEH’s management believes that it is unlikely that we will be able to secure funding, complete construction of the helium extraction plant and commence helium deliveries prior to July 1, 2025, while management believes it is possible that it will occur prior to November 30, 2025. While it is possible that AirLife and KHC could terminate the abovementioned agreements in such situations, we believe that it is more likely that AirLife and KHC would try to renegotiate the agreement on terms that are less favorable for NEH. In the event of early termination, we would attempt to secure replacement agreements with price, terms and conditions reflecting then current market conditions. There is a possibility that we may not be able to secure replacement agreements or that that such replacement agreements will be on less favorable terms than the current agreements. If we are not able to develop an alternate production plan if our Pecos Slope Plant is not ready to operate by the required deadlines, or if we are not able to secure replacement agreements at attractive prices and conditions, our business and operating results could be adversely affected.

In addition, the Liquid Helium Agreement and the Gaseous Helium Agreement have a mechanism of price reopener negotiations, with a scheduled price reopener negotiation at the end of the fifth year, and an unscheduled price reopener negotiation that may be requested by either party, on one occasion each, at any time after the end of the third year. Depending on market conditions, the price reopener negotiation mechanism may result in prices that less advantageous to us, in which case our business and operating results could be adversely affected.

We have proved and probable reserves and areas that we decide to explore may not yield helium in commercial quantities or quality, or at all.

We have proved and probable reserves of helium. We have identified prospects based on available seismic and geological information that indicates the potential presence of helium. However, the areas we decide to explore may not yield helium in commercial quantities or quality, or at all. Most of our current prospects are in various stages of evaluation that will require substantial additional seismic data reprocessing and interpretation. Even when properly used and interpreted, two-dimensional and three-dimensional seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and helium indicators and do not enable the interpreter to know whether helium is, in fact, present in those structures. We do not know if any of our prospects will contain helium in sufficient quantities or quality to recover exploration costs or to be economically viable. Even if helium is found on our prospects in commercial quantities, construction costs of infrastructure, including pipelines and transportation costs may prevent the prospects from being economically viable.

We may terminate our extraction program for a prospect if data, information, studies and previous reports indicate that the possible development of our prospect is not commercially viable and, therefore, does not merit further investment. If a significant number of our prospects do not prove to be commercially viable, we will be materially adversely affected.

The Appraisal Report included in this Report involves a significant degree of uncertainty and are based on projections that may not prove to be accurate.

The Appraisal Report included in this Report includes projections that are based on assumptions and current expectations relating to future events and financial trends. The reserves were estimated using a combination of the production performance, volumetric and analogy methods, in each case as we considered to be appropriate and necessary. All reserve estimates represent our best judgment and the best judgment of MKM Engineering based on data available at the time of preparation and assumptions as to future economic and regulatory conditions. The process of estimated reserves is complex and requires significant judgment and decisions based on available geological, geophysical, engineering and economic data. These estimates may change substantially as additional data from ongoing development activities and production performance becomes available and as economic conditions impacting helium and gas prices and costs.

We cannot assure you that the projections in the Appraisal Reports will prove to be accurate. These projections were prepared for the narrow purpose of illustrating, under certain limited and simplified assumptions, our resources and costs. In addition, because of the subjective judgments and inherent uncertainties of projections and because the projections are based on a number of assumptions that are subject to significant uncertainties and contingencies beyond our control, there can be no assurance that the projections or conclusions derived therefrom will be realized. The possibility of not finding reserves is an intrinsic risk of our business. Accordingly, you may lose some or all of your investment, particularly to the extent that these projections or conclusions are not ultimately realized.

We may need to raise capital in the future, which may not be available on favorable terms, if at all, and which may cause dilution to our stockholders, restrict our operations or adversely affect our ability to operate and continue our business. There is no guarantee that we will successfully raise capital.

We may need to raise capital in the future. We are in the process of securing a project financing arrangement to fund construction of the Pecos Slope Plant. The successful construction and commencement of the Pecos Slope Plant and therefore financing for the Pecos Slope Plant will have a significant impact on our future financial performance. Furthermore, we estimate that our capital requirements during 2025 to be approximately $40 million to $45 million. However, if we need to raise additional capital in the future for any reason, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings may result in additional dilution to holders of the common stock. For instance, debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. Additionally, if we enter into secured debt arrangements, we could be required to dispose of material assets or operations to meet our debt service and other obligations, which could negatively impact the business or cause the business to be discontinued. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives, our stock price may fall and you may lose some or all of your investment.

We have a material weakness in our internal control over financial reporting, which, if left unremedied, could materially and adversely affect the market price of our stock.

As of the date of this Report, we have not maintained effective controls over the control environment, including our internal control over financial reporting. We are a small company with few employees in our accounting and finance department. Although we utilize third parties to assist in the performance of certain accounting and tax related functions, we may still lack the ability to have adequate segregation of duties in the financial statement preparation process. In addition, we have not adequately evaluated and tested controls over the control environment, including our disclosure controls and our internal controls over financial reporting. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. If we are unable to remediate this material weakness as a newly public company, our financial reporting may not be reliable, and the market price of our stock may be adversely affected.

Our performance may be negatively impacted by general and regional economic volatility or an economic downturn.

An overall decline in economic activity could adversely impact our business and financial results. For instance, the economic disruption caused by the COVID-19 pandemic significantly reduced the global demand for helium. Economic uncertainty may reduce end user spending on products which incorporate helium, and therefore reduce the demand for the helium we source and produce. Inadequate demand for our helium could result in decreased revenue and worsen our financial performance.

Our business may be adversely affected by the departure of members of our management team, Board of Directors, and key employees.

Our success depends, in large part, on the continued contributions of Will Gray, our Chief Executive Officer and Chairman, our Board of Directors, and other key personnel. Although we have employment agreements in place for our executive officers, we cannot assure you that they will remain with us for a specified period. Although we have additional personnel that contribute to our business, the loss of Mr. Gray, our Board of Directors, and other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Furthermore, the Company does not have key person life insurance policies in place and must bear sole financial risk of their departures.

If we are unable to attract, train and retain qualified personnel, we may not be able to effectively execute our business strategy.

Our future success depends on our ability to attract, retain and motivate qualified personnel, including our management, operational, finance and administration personnel. We do not know whether we will be able to hire sufficient workers for these positions to meet our production goals or, if hired, retain all of these personnel as we continue to pursue our business strategy. Furthermore, we do not have key person life insurance policies on such individuals. The loss of the services of one or more of our key employees, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

We may implement new lines of business or further diversify our revenue sources within existing lines of business, but we cannot assure that such diversification efforts will be successful.

As an early-stage company, we may implement new lines of business at any time. Aside from helium production, we currently plan on diversifying our resources through trading MPCs and pursuing energy transition opportunities. However, we cannot assure that such plans for diversification will ever materialize. Additionally, there are risks and uncertainties associated with implementing new lines of businesses to diversify our revenue sources. We may invest significant time and resources in our attempts to implement new lines of business or further diversify revenue sources, which may never generate returns or generate sufficient returns to yield a profit. As a result, our business, financial condition or results of operations may be adversely affected by such unsuccessful efforts.

Damage to our reputation could negatively impact our business, financial condition and results of operations.

Our reputation is critical to our business and success in existing markets, and will be critical to our success as we continue to develop our business. Any incident that damages our credibility or reputation could damage our business. We may be adversely affected by any negative publicity, regardless of its accuracy. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate and may disseminate rapidly and broadly, without affording us an opportunity for redress or correction.

We operate within highly competitive industries, and cannot guarantee that we can or will maintain a robust financial position, relative to our competitors, in order to become profitable.

The helium exploration and production industry is highly competitive. We face competition with respect to the helium we source and produce, and will face competition with respect to participants who enter the same market in the future. Recent years have witnessed an unprecedented number of startup companies entering this market, and we believe there is an opportunity for acquisitions that would enable us to scale our business. We intend to participate in mergers and acquisitions activities after we develop a sufficient financial foundation, but there is no guarantee that we will be able to successfully enter into acquisition arrangements or successfully scale our business. A number of our competitors also have greater financial resources than we do. These third parties compete with us in securing clientele for their helium and gas. We cannot assure that we can successfully maintain a competitive position against these third parties, and if so, our financial performance will be negatively impacted.

Our business and operations may experience rapid growth. If we fail to manage our growth, our business and operating results could be adversely affected and we may have to incur significant expenditures to address the additional operational and control requirements of such growth.

We may experience rapid growth in our sales and operations, which may place significant demands on our management, operational, and financial infrastructure. If we fail to manage this growth, our reputation and operating results could be negatively impacted. Improvements to the Company’s operational, financial, and management controls, as well as its reporting systems and procedures, will have to be implemented to manage such growth. However, these improvements may require significant capital expenditures and management resources, and we cannot ensure that monetary and human resources expended to manage growth will yield financial returns. Furthermore, if such improvements are not implemented successfully, our ability to manage potential growth could be impaired and additional expenditures may have to be made to address such impairments. Investors should consider the possibility of the Company’s rapid growth as well as the adverse impact that may result of such growth is not managed successfully.

Volatility in and disruption to the global economic environment, including the impact of an economic recession, trade protectionism and tariffs, and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition.

Geopolitical risks, supply chain, labor and energy constraints and inflation have caused and may continue to cause volatility in and disruption to the global economic environment. Future changes in the regulatory and business environments in which we operate, including increased geopolitical risks, trade protectionism and tariffs, may adversely affect our ability to sell our products or source materials needed to produce our products.

Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to produce our products and impair our ability to collect receivables, any or all of which may have a material adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.

We are subject to cybersecurity risks to operational systems, security systems, or infrastructure owned by us or third-party vendors or suppliers.

We are at risk for interruptions, outages, and compromises to the confidentiality, integrity or availability of: (i) operational systems, including information technology, business, financial, accounting, product development, data processing, or manufacturing processes, owned by us or our third-party vendors or suppliers; (ii) facility security systems, owned by us or our third-party vendors, customers or suppliers; and/or (iii) vehicle propulsion control modules or other in-product technology, owned by us, our customers or our third-party vendors or suppliers. Such cyber incidents could materially disrupt operational systems (for example, through the deployment of ransomware); result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of employees, customers, suppliers, or others; jeopardize the security of our facilities; and/or affect the performance of vehicle propulsion control modules or other in-product technology. A cyber incident could be caused by malicious insiders or by third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception, such as social engineering and phishing, or due to human or technological error, such as misconfigurations, “bugs,” or vulnerabilities in software or hardware used by us or others.

The techniques used by threat actors change frequently and may be difficult to detect for long periods of time. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly using tools – including artificial intelligence – to evade detection and even remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future cyberattacks or other incidents, or to avoid a materially adverse impact to our systems, information or business. In addition, remote or hybrid working arrangements at our Company, our customers and many third-party providers increase cybersecurity risks due to the challenges associated with managing remote computing assets and the nature of security vulnerabilities that are present in many non-corporate and home networks.

A significant cyber incident could impact our production capability, harm our reputation and business relationships, impact our competitive position (including compromising our intellectual property assets), and subject us to regulatory actions or litigation and fines and/or penalties, including pursuant to evolving global privacy and security regulations and laws, as well as significant investigative, restoration or remediation costs and/or increased compliance costs. Any of the foregoing could materially affect our business, results of operations and financial condition. There is no guarantee that our measures to prevent, detect and mitigate these threats, including employee and key third-party partner education, monitoring of networks and systems, and maintenance of backup and protective systems, will be successful in preventing or mitigating a cyber incident.

In addition, in many jurisdictions, we are subject to privacy and data protection laws and regulations. These laws and regulations are changing rapidly and becoming increasingly complex. The interpretation and application of data protection laws in the U.S., Europe, and elsewhere are uncertain, evolving and may be inconsistent across jurisdictions. Our failure to comply with these laws and regulations could result in legal liability, significant regulator penalties and fines, or impair our reputation in the marketplace.]

We operate in an intensely competitive business environment. We may not be as successful as our competitors incorporating artificial intelligence (“AI”) into our business or adapting to a rapidly changing marketplace.

Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including AI. These competitive advantages may enable our competition to innovate better and more quickly, to compete more effectively on quality and price, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may lower barriers to entry in our industry and we may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services on offer may affect our customers’ expectations, requirements, or tastes in ways we cannot adequately anticipate or adapt to, causing our business to lose sales, market share, or the ability to operate profitably and sustainably.

Risks Related to Regulatory Compliance

We face uncertainty and costly compliance with government regulations.

United States rules and regulations affecting the oil and gas industry and helium production, transportation, and processing is under constant review for amendment or expansion. Such rules include environmental, health and safety laws such as the Clean Air Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Clean Water Act, the Pipeline and Hazardous Materials Safety Administration rules, the Emergency Planning and Community Right-to-Know Act, the Occupational Health and Safety Act, and the National Environmental Policy Act, amongst others (and their state counterparts). In addition, numerous departments, governmental entities, and agencies (federal, state, local, and tribunal) are authorized by statue to issue, and have issued, rules and regulations applicable to our industry. Such rules and regulations, among other things, require permits and may prevent certain activities or increase fees related to our industry. Compliance with applicable laws and any state or local statute is critical. Although we believe that we are in compliance with applicable statutes, there can be no assurance that, should the relevant regulatory authorities amend their guidelines or impose more stringent interpretations of current laws or regulations, we would be able to comply with these new guidelines. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformation of our products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated. Additionally, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or diversion of resources from our revenue-generating activities, resulting in decreased profitability. Our failure to comply with these current and new regulations could lead to the imposition of significant penalties or claims, limit the production or marketing of any non-compliant products or advertising and could negatively impact our financial performance.

We operate on federal and state lands, which have rules and regulations related to our business and require us to pay royalties, which may adversely affect our operations.

The operation of our wells on federal and state lands are subject to additional regulations under the Bureau of Land Management, an agency within the United States Department of the Interior responsible for administering U.S. federal lands (the “BLM”), the New Mexico Oil Conservation Division, (the “NMOCD”), as well as the New Mexico State Land office(“NMSLO”). Although we are currently operating these leases on these lands and expect to be able to continue such production, additional delays, costs, and restrictions may be added to these leases in the future by these agencies. For example, we began legally operating eighteen State leases assigned to us by another entity in September of 2020. However, the NMSLO did not transfer these leases into our name initially. This finally occurred on February 1, 2023.

The Company is currently in negotiations with the BLM to determine the royalty rate at which the Company will compensate the BLM for helium produced on the BLM’s federal land. The U.S. government requires an established royalty rate prior to any helium production pursuant to the BLM’s arrangements with NEH. The BLM does not prohibit NEH from producing helium due to the U.S. Government’s stance on its involvement in helium as further defined in the Helium Stewardship Act of 2013, but does require an established royalty rate prior to any helium production. Based on discussions with the BLM and royalty rates applied to other helium producers, we estimate that the royalties that BLM will charge us will be approximately 12.5% of the gross proceeds for refined gaseous helium, or 10% for refined liquid helium gross proceeds from third-party sales, but we cannot assure you that the actual royalty rates charged from us will be those mentioned above.

In addition, we have had issues related to maintenance of roads and meter calibrations on our federal properties. In addition, the BLM requires bonds for rights-of-way, which could be of large amounts. There have been a number of executive and temporary orders and policy changes recently that address broad ranging issues on governmental lands including climate change, oil and gas activities, infrastructure requirements, and environmental justice initiatives. Many of these are in various stages of rulemaking process and may have the ability to add costs or limit or curtail our oil and gas (including helium) production on these properties.

Helium produced from wells leased on federal lands is owned by the federal government. Federal laws and guidance provide a process for negotiating a “Contract for Extraction and Sale of Federal Helium.” The federal government is in the process of revising the guidance. We cannot predict the form the new guidance will take. Although we expect a successful negotiation of a contract, we cannot guarantee it in the face of the coming new guidance, which has not yet been issued.

New regulations regarding greenhouse and other gases have increased in recent years, which may adversely affect the business.

Local, state, federal and international regulatory bodies have been issuing many rules regarding greenhouse gas (GHG) emissions and climate change in recent years. Over the past three years we have seen the Inflation Reduction Act of 2022, which imposes emission charges for certain oil and gas facilities that exceed certain emissions; U.S. Environmental Protection Agency rules relating to GHGs and volatile organic compounds from covered sources; and New Mexico’s recent ozone precursor rules that nearly eliminate any natural gas flaring and cover methane. In December 2023, the U.S. Environmental Protection Agency issued its final rules for reducing emissions of methane and other harmful air pollution from oil and natural gas operations, which sets rigorous standards including in relation to eliminating routine flaring of natural from new oil wells and provides for stronger oversight by the agency. In addition, the EPA issued changes to the natural gas system rules with additional proposals in May 2024. The United Nations Framework Convention on Climate Change will be meeting again in the fourth quarter of this year (COP30). New Mexico issued an executive order based on COP28 climate change agreements and others may be issued as COP continues. Regulations are currently in flux with the new administration in the U.S. The new administration has initiated the U.S.’s withdrawal from the Paris Agreement and signaled the aim to modify current regulations. We believe that we will be able to comply with the rules currently known and passed, there can be no assurance, however, that should the relevant regulatory authorities amend their guidelines or impose more stringent interpretations of the current laws or regulations, that we would be able to comply with these requirements. We are unable to predict the nature of such future laws, regulations, interpretations, or applications, nor can we predict what affect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.

If we are restricted or lack access to waste wells, we may be prevented from operating some or all of our wells, which generate the helium.

Our business is subject to many rules and regulations regarding the storage, handling, and disposal of waste and the remediation of environmental pollution. These laws, and their implementing rules, require minimization of pollution, monitoring, reporting, recordkeeping requirements, and other operational constraints. New Mexico has been particularly active in the regulation of produced water. Over the past two years, New Mexico has issued new regulations regarding permit conditions, oversight, and enforcement related to injection wells used for disposal of produced water. New Mexico also has a produced water research consortium looking at issues related to this area. In addition, new potential rules are expected in New Mexico on reuse and recycling and a website has been set up to monitor activity with regards to this. Seismic activity induced by injection wells also are limiting the amount of material that can be disposed of in the well or limiting the ability to obtain new wells. New Mexico placed stricter rules on injection wells after seismic activity in New Mexico. Currently, our liquid wastewater from our oil and gas wells is disposed of in an injection well on a site that we once operated. We have the contractual right to continue the use of that disposal well, the LL&E B Federal #5 API 30-005-63751, until June 30, 2025. Once this expiration date occurs, the company will work with the existing owner of the LL&# B to contract for the disposal of certain volumes at commercial rates. Additionally, other 3rd party disposal facilities exist within the Pecos Slope providing the company options as to its water disposal needs. Ideally, the company will work with certain regulatory agencies regarding the possibility of converting existing gas wells that are classified as non-economic due to reservoir depletion and convert the well for the purpose of disposing of produced water is one possible solution to add disposal capacity but there is no assurance that either State or Federal Regulatory Agencies would approve such a conversion. The inability to dispose of our produced wastewater at the existing site or at other sites in the future could limit or curtail our ability to operate our oil and gas wells, which produce the helium for our new helium facility.

If we own, operate, or acquire lands which release materials into the environment, we may be required to remediate such lands, which can be extremely costly.

We will be operating properties, such as oil and gas wells, compression units and pipelines, that have the potential to release regulated materials into the environment. New Mexico passed rules clarifying the prohibitions on releases and remediation in 2021. Although we are not aware of any remediation for which we may be responsible at this time and we implement spill prevention plans, it is possible with future operation or with the acquisition of new lands, compressors, wells, and pipelines may have had releases subject to such requirements and subject to costly remediation. Regulations also require the pugging and abandonment of wells, removal of production facilities, and other restorative actions by current former operators, including corporate successors of former operations. We are actively involved in plugging a few of our wells. The cost of future abandonment and plugging will depend on well activity and authorizations and cannot be predicted at this time.

If our operations affect waters of the United States or endangered species, additional permits or authorizations may be needed, which could delay, hinder, or prevent new activities.

We currently do not expect to operate in areas impacting waters of the United States (WOTUS), which would increase regulation, reporting, and potential need for permits from the U.S. Army Corps of Engineers. The definition of WOTUS has been in flux since the definition was vacated by the federal district court in 2021. In 2023, the Supreme Court ruled on this issue. In response, the Environmental Protection Agency amended its definition to comport with the ruling. It is using the new definition in some states (New Mexico is included) and using the old definition in others. We currently believe that this new rule will not impact our operations, but the acquisition of new properties could be impacted, and it also is not yet known how this rule will be used in practice because it is so new.

The U.S. Fish & Wildlife Service has rescinded, revised, or reinstated a number of wildlife-related regulations that relate to protection of endangered species and their habitats. Last year, regulations were proposed that make it harder to remove species, increase protection for threatened species, and remove the use of economic assessments when determining whether to list a species. We currently do not expect these rules will have an effect on our operations, but we cannot predict the impact on our operations in the future (such as areas and land that we subsequent acquire) or the addition of species and what impact potential changes in these rules will have on our operations. Potential impacts could be costly, delay, and prevent some operations.

We will need to obtain permits for construction and operation of the Pecos Slope Plant. The cost, time, and outcome of seeking such permits is uncertain and could result in additional costs, delays and the inability to obtain the authorizations needed for the Pecos Slope Plant.

We will need to obtain permits and authorizations for the Pecos Slope Plant. A New Mexico minor General Construction Air Permit (GCP) must be prepared, submitted, and approved prior to any beginning any physical construction at the site. A New Mexico/U.S. Environmental Protection Agency stormwater Construction General Permit, including a stormwater pollution prevention plan, threatened and endangered species review, and historic properties review is required prior to commencing any site activities. Registration and compliance with expected hazardous waste generation, and other environmental matters is required as discussed above. Although we believe we will be able to secure and be in compliance with the necessary authorizations and will implement an environmental compliance system to track these issues, we cannot guarantee the time, anticipated cost, or outcome of these requirements. If we fail to obtain a required permit, we will not be able to construct or operate the Pecos Slope Plant.

Legislation, regulation, and other government actions and shifting customer and consumer preferences and other private efforts related to greenhouse gas (GHG) emissions and climate change could continue to increase our operational costs and reduce demand for our helium products, resulting in a material adverse effect on the Company’s results of operations and financial condition. We have experienced and may be further challenged by increases in the impacts of international and domestic legislation, regulation, or other government actions relating to GHG emissions (e.g., carbon dioxide and methane) and climate change. International agreements and national, regional, and state legislation and regulatory measures that aim to directly or indirectly limit or reduce GHG emissions are in various stages of implementation.

Legislation, regulation, and other government actions related to GHG emissions and climate change could reduce demand for our helium products and/or continue to increase our operational costs and reduce its return on investment. The Paris Agreement went into effect in November 2016, and a number of countries have adopted and may adopt additional policies intended to meet their Paris Agreement goals. Globally, multiple jurisdictions are considering adopting or are in the process of implementing laws or regulations to directly regulate GHG emissions through a carbon tax, a cap-and-trade program, performance standards or other mechanisms, or to attempt to indirectly advance reduction of GHG emissions through restrictive permitting, procurement standards, trade barriers, minimum renewable usage requirements, financing standards, standards or requirements for environmental benefit claims, increased GHG reporting and climate-related disclosure requirements, or tax advantages or other incentives to promote the use of alternative energy, fuel sources or lower-carbon technologies.

Similar to any significant changes in the regulatory environment, climate change-related legislation, regulation, or other government actions may curtail profitability in oil & gas, helium and lower carbon businesses, as well as render the extraction of our helium resources economically infeasible. In particular, GHG emissions-related legislation, regulations, and other government actions, and shifting customer and consumer preferences and other private efforts aimed at reducing GHG emissions may result in increased and substantial capital, compliance, operating, and maintenance costs and could, among other things, reduce demand for hydrocarbons and our helium products; increase demand for lower carbon products and alternative energy sources; make the Company’s products more expensive; adversely affect the economic feasibility of the Company’s resources; impact or limit our business plans; and adversely affect the Company’s sales volumes, revenues, margins and reputation. For example, some jurisdictions are in various stages of design, adoption, and implementation of policies and programs that cap emissions and/or require short-, medium-, and long-term GHG reductions by operators at the asset or facility level, which may not be technologically feasible, or which could require significant capital expenditure, increase costs of or limit production, result in impairment of assets and limit our ability to cost-effectively reduce GHG emissions across its global portfolio.

The ultimate effect of international agreements; national, regional, and state legislation and regulation; and government and private actions related to GHG emissions and climate change on the company’s financial performance, and the timing of these effects, will depend on a number of factors. Such factors include, among others, the sectors covered, the GHG emissions reductions required, standardized carbon accounting, the extent to which we would be able to receive, generate, or purchase credits, the price and availability of credits and the extent to which we are able to recover, or continue to recover, the costs incurred through the pricing of our products in the competitive marketplace. Further, the ultimate impact of GHG emissions and climate change-related agreements, legislation, regulation, and government actions on our financial performance is highly uncertain because the Company is unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes, including the actual laws and regulations enacted, the variables and trade-offs that inevitably occur in connection with such processes, and market conditions, including the responses of consumers to such changes.

Risks Relating to the Ownership of our Securities.

The price of our securities may be volatile.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. If an active market for our securities develops and continues, the trading price of our securities following could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities, which may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	operating results failing to meet the expectations of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	ability to market new and enhanced products and services on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our common stock available for public sale;
●	any major change in the Board or management;

●	sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, changes in interest rates, changes in fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

There are certain stockholders that have trading restrictions from December 6, 2024 and ending six months following that date; provided, that if (i) the closing price of the our Common Stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period beginning 75 days following December 6, 2024 and (ii) all shares of Common Stock issued in certain transaction financing investments have been registered for resale pursuant to an effective registration statement or are otherwise freely tradeable, then twenty-five percent (25%) of the shares shall be released from the lock-up.

Following the expiration of such lockups, the stockholders will not be restricted from selling shares of our Common Stock other than by applicable securities laws. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could have the effect of increasing the volatility in the market price for the Common Stock or the market price of the Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of the Common Stock may decline.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet its reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act (“Section 404”) or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

For as long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of its internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not detect. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our consolidated financial statements and require us to incur the expense of remediation.

If we are not able to comply with the requirements of Section 404 in a timely manner or we are unable to maintain proper and effective internal controls over financial reporting may not be able to produce timely and accurate consolidated financial statements. As a result, our investors could lose confidence in its reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

We may not be able to continue to satisfy listing requirements of Nasdaq to maintain a listing of our common stock.

Our common stock is currently listed on Nasdaq and we must meet certain financial and liquidity criteria to maintain such listing. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted.

On March 4, 2025, we received a letter from Nasdaq (the “Notice”) which notified us that, for 30 consecutive business days, the Company’s market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 2, 2025 (the “MVLS Compliance Period”), to regain compliance with the MVLS Rule. The Notice notes that, to regain compliance, the Company’s MVLS must close at or above $50,000,000 for a minimum of ten consecutive business days during the MVLS Compliance Period. The Notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel. The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market.

The Company intends to actively monitor the Company’s MVLS between now and September 2, 2025, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the MVLS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock, or if our reporting results do not meet their expectations, the market price of our common stock could decline.

All of our outstanding warrants will become exercisable for Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Our outstanding warrants will become exercisable in accordance with the terms of the respective warrant agreements governing those securities. To the extent such warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Common Stock.

All agreements governing our outstanding warrants contain exclusive forum clauses, which could limit a warrant holder’s ability to obtain a favorable judicial forum for disputes arising under the applicable warrant agreement.

The warrant agreement for the Tradeable Warrants provides that, subject to applicable law, (i) any action, proceeding or claim against us or the warrant agent arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

Similarly, the Warrants contain provisions stating that the construction, validity, interpretation and performance of the Warrants are governed by the laws of the State of Nevada and that the Company submits to the exclusive jurisdiction of the state and federal courts sitting in Clark County, Nevada, or the adjudication of any dispute under the Warrants or in connection with any transaction contemplated by the Warrants.

These choice of forum provisions may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find these provisions inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

Your unexpired Tradeable Warrants may be redeemed prior to their exercise at a time that may be disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding Tradeable Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Tradeable Warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) on each of twenty (20) trading days within any thirty (30) trading day period commencing after the warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is given and provided that there is an effective registration statement covering the shares of Common Stock issuable upon exercise of the Tradeable Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption we have elected to require the exercise of the Tradeable Warrants on a cashless basis. If and when the Tradeable Warrants become redeemable, we may not exercise such redemption right if the issuance of shares of the Common Stock upon exercise of the Tradeable Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. Redemption of the outstanding Tradeable Warrants could force you to: (i) exercise your Tradeable Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your Tradeable Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your Tradeable Warrants.

Item 1B. Unresolved Staﬀ Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company relies heavily on its information systems, and the availability and integrity of these systems is essential to conducting its business and operations. As a producer of oil and natural gas, the Company faces various security threats, including cybersecurity threats, to gain unauthorized access to its sensitive information or to render its information or systems unusable, and threats to the security of its facilities and infrastructure or third-party facilities and infrastructure, such as gathering and processing and other facilities, and pipelines. This risk may be heightened as a result of an increased remote working environment, similar to the one created by the COVID-19 outbreak in 2020. The potential for such security threats subjects its operations to increased risks that could have a material adverse effect on its business, financial condition, results of operations and cash flows.

As the Company implements various procedures and controls to monitor and mitigate such security threats and to increase security for its information, systems, facilities and infrastructure it may result in increased costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information or facilities, infrastructure and systems essential to its business and operations, as well as data corruption, communication interruptions or other disruptions to its operations, which, in turn, could have a material adverse effect on its business, financial position, results of operations and cash flows.

The Company is in the process of developing an information security program to address risks from cybersecurity threats. Management plans to engage a reputable third party with the appropriate expertise in IT and cybersecurity to develop these programs.

The Company may not be able to fully, continuously, and effectively implement appropriate security controls as intended. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Governance

Our Board is responsible for the oversight of cybersecurity risk management. The Board may assign this oversight a committee of the Board.

The Company’s senior leadership is responsible for developing appropriate cybersecurity programs, including as may be required by applicable law or regulation. During this process, these individuals may utilize third parties with the appropriate expertise in IT and cybersecurity to develop these programs.

Item 2. Properties.

We currently own and operate 137,000 acres in Southeast New Mexico and have 85,498 MMcfe of proved hydrocarbon reserves and 166,430 MMcfe of probable hydrocarbon reserves. In addition, we have approximately 422 MMcf of net proved undeveloped helium reserves and 788 MMcf of net probable undeveloped helium reserves. These reserves are strategically located, just 20 miles north of Roswell, New Mexico and no more than 550 miles away from six out of the seven helium liquefication plants in the United States. The reserves are also located next to El Paso National Gas Facility, a pipeline system owned by Kinder Morgan that transports for natural gas suppliers to end users. This suitable location creates efficiency for our supply of natural gas to various players in the helium production space.

The Pecos Slope Plant mentioned above is expected to commence operations in the fourth quarter of 2025, and will be located in the Pecos Slope Field of New Mexico.

We currently utilize office space at 4501 Santa Rosa Drive, Midland, Texas 79707 (“TX Lease”) and 200 Pier Avenue, Unit # 224, Hermosa Beach, California (“CA Lease”) and pay for each on a month-to-month basis. We are reviewing options regarding continued use of both the TX Lease and the CA Lease.

Item 3. Legal Proceedings.

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. We recognize provisions for legal proceedings in our financial statements, in accordance with accounting rules, when we are advised by independent outside counsel that (i) it is probable that an outflow of resources will be required to settle the obligation and (ii) a reliable estimate can be made of the amount of the obligation. The assessment of the likelihood of loss includes analysis by outside counsel of available evidence, the hierarchy of laws, available case law, recent court rulings and their relevance in the legal system. Our provisions for probable losses arising from these matters are estimated and periodically adjusted by management. In making these adjustments our management relies on the opinions of our external legal advisors. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Tradeable Warrants are currently listed on Nasdaq under the symbols “NEHC” and “NEHCW,” respectively.

Holders of Record

As of March 28, 2025, there were 29 holders of record of our Common Stock and 14 holders of record of our Tradeable Warrants. The actual number of stockholders of our Common Stock and the actual number of holders of our Tradeable Warrants is greater than the number of record holders and includes holders of our Common Stock or Tradeable Warrants whose shares of Common Stock or Tradeable Warrants are held in street name by brokers and other nominees.

Dividend Policy

We have not declared or paid any dividends on our capital stock to date. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Nevada law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the Board deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Provided below in tabular format is information as of December 31, 2024, with respect to compensation plans (including individual compensation arrangements) under which equity securities of NEH are authorized for issuance.

	(a)		(c)
	Number of Securities to be	(b)	Available for Future Issuance
	Issued Upon the Exercise of	Weighted-Average Exercise	Under Equity Compensation
	Outstanding Options and	Price of Outstanding	Plans (Excluding Securities
Plan Category	Warrant	Options and Warrants	Reflected in Column (a))
Equity compensation plans approved by stockholders	—	—	1,575,000
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	1,575,000

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The Equity Purchase Facility Agreement

On December 6, 2024, following the closing of the business combination transaction by and among Roth CH V Holdings, Inc., Roth CH Acquisition V Co., New Era Holdings Corp. and Roth CH V Merger Sub, Inc. (the “Business Combination”), New Era Helium Inc., a Nevada corporation and the new name of the combined company (the “Company”), and an institutional investor (the “EPFA Investor”) entered into an Equity Purchase Facility Agreement (the “EPFA”). A copy of the EPFA is attached hereto as Exhibit 10.25 and is incorporated by reference. Pursuant to the EPFA, the Company has the right to issue and sell to the EPFA Investor, from time to time as provided therein, and the EPFA Investor must purchase from the Company, up to an aggregate of $75 million (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to the satisfaction or waiver of certain conditions. The Company may issue up to 866,873 Advance Shares assuming a purchase price of $8.075 per Advance Share.

The EPFA also provides for the issuance of two pre-paid advances in the aggregate amount of $10 million, the first pre-paid advance in the amount of $7 million and the second pre-paid advance in the amount of $3 million, each of which to be evidenced by a senior secured convertible promissory note containing a 7% original issue discount (each, a “Note”), which is convertible into shares of Common Stock as described herein, the form of which is attached to this Report as Exhibit 10.26 and is incorporated herein by reference. On December 6, 2024, the EPFA Investor advanced to the Company the aggregate principal amount of approximately $6.5 million following the closing of the Business Combination in exchange for the issuance of a Note in aggregate principal amount of $7.0 million (the “First Pre-Paid Advance Note”). The second pre-paid advance for a Note in an aggregate principal amount of $3.0 million (the “Second Pre-Paid Advance Note”) will be advanced by the EPFA Investor to the Company no later than three (3) trading days following the date on which the initial Registration Statement (as defined in the EPFA) is declared effective by the U.S. Securities and Exchange Commission, subject to the satisfaction or waiver of certain conditions. The Notes are secured by all assets of the Company as described below. The proceeds from the First Pre-Paid Advance Note will be used first to repay certain debt and then the remainder for working capital and as otherwise set forth in the prospectus included in the Registration Statement. Currently, the First Pre-Paid Advance Note is initially convertible into 770,000 shares of Common Stock, assuming a conversion price of $10 and no accrued and unpaid interest. The Second Pre-Paid Advance Note will be initially convertible into 330,000 shares of Common Stock, assuming a conversion price of $10 and no accrued and unpaid interest.

The proceeds from the Second Pre-Paid Advance Note and sale of Advance Shares are expected to be used by the Company first to pay the then monthly payment on any outstanding Notes and then the remainder in the manner for working capital and as otherwise set forth in the prospectus included in the Registration Statement.

Pursuant to the terms of the EPFA, the Company is required to hold a special meeting of stockholders (the “Stockholder Meeting”), no later than ninety (90) calendar days following December 6, 2024, to seek approval of (i) the issuance of all of the shares of Common Stock that may be issuable pursuant to the Notes and the EPFA in compliance with the rules and regulations of Nasdaq and (ii) an amendment to the Company’s articles of incorporation to increase the number of authorized shares of capital stock of the Company to 250,000,000.

Upon the terms and subject to the conditions of the EPFA, at any time until the EPFA is terminated, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell to the EPFA Investor, and the EPFA Investor must subscribe for and purchase from the Company, Advance Shares by the delivery to the EPFA Investor of Advance Notices (as defined below), on the following terms:

(i)The Company must, in its sole discretion, select the number of Advance Shares, not to exceed the Maximum Advance Amount (as defined below), it desires to issue and sell to the EPFA Investor in each Advance Notice and the time it desires to deliver each written notice to the EPFA Investor setting forth the number of Advance Shares that the Company desires to issue and sell to the EPFA Investor (the “Advance Notice”).
(ii)There is no mandatory minimum Advances and there is no non-usages fee for not utilizing the Commitment Amount or any part thereof.
(iii)For so long as any amount remains outstanding under the Notes, without the prior written consent of the EPFA Investor, the Company may only submit an Advance Notice, if the aggregate purchase price owed to the Company from such Advances (“Advance Proceeds”) may be paid by the EPFA Investor by offsetting the amount of the Advance Proceeds against an equal amount outstanding under the subject Notes (first towards accrued and unpaid interest, and then towards outstanding principal), subject to the Advance Proceeds being used by the Company first to pay the then monthly payment of the any outstanding Notes in accordance with the terms of the Notes and then the remainder in the manner as will be set forth in the prospectus included in any registration statement filed pursuant to the EPFA (and any post-effective amendment thereto) and any prospectus supplement thereto filed pursuant to the EPFA, including for working capital purposes for the Company and its subsidiaries.
(iv)If there is any default under the Notes, the Company may only submit an Advance Notice if the Company obtains the prior written consent of the EPFA Investor and the Company must use the proceeds from the sale of the Advance Shares under the EPFA to first pay the Company’s senior Indebtedness, including amounts outstanding under any Notes as provided in Section 7.15 of the EPFA, subject to certain exceptions.

“Maximum Advance Amount” means:

●	“Accelerated Purchase Maximum Advance Amount” in respect of each Advance Notice with an accelerated purchase pricing period, 400% of the average daily trading volume over the five trading days before the notice date, but not exceed the ownership and registration limitations in the EPFA; and

●	“Regular Purchase Maximum Advance Amount” in respect of each Advance Notice with a regular purchase pricing period, 100% of the average daily trading volume over the five trading days before the notice date, also subject to the ownership and registration limitations in the EPFA.

The price per Advance Share will be determined by multiplying the market price by 95% in respect of an Advance Notice, which shall be reduced by one-third (1/3rd) for each Excluded Day Purchase Price (as defined in the EPFA), which is not known at the time an Advance Notice is delivered but shall be determined on each closing based on the daily prices of the Advance Shares that are the inputs to the determination of the purchase price.

While the Notes are outstanding, the Company cannot issue, sell, grant, or otherwise dispose of any securities, or enter into any agreement or arrangement to do so, at a price per security less than 120% of $2.00 per share of Common Stock (the “EPFA Floor Price”) on such date, or otherwise provide rights to acquire securities at an effective price per security below 120% of the EPFA Floor Price unless the Company uses the proceeds of such transaction to fully redeem such outstanding Notes.

Until the termination of the EPFA, the Company must maintain a minimum cash balance of $500,000.

As an inducement to entering into the EPFA, a designee of the EPFA Investor received 550,000 shares of Roth CH Acquisition V Inc. and such shares were converted into 550,000 shares of Common Stock in connection with Business Combination.

The Senior Secured Convertible Promissory Note

Each Note provides for a 7% original issue discount and is for a term of 15 months. Commencing on the ninetieth (90th) day following the applicable Issuance Date, and continuing on the same day of each successive calendar month until the entire outstanding principal amount has been repaid, the Company is required to make monthly payments to the holder of the Note (the “Holder”). Each monthly payment will be in an amount equal to the sum of (i) one twelfth (1/12) of the initial aggregate principal of the Note and all other notes issued pursuant to the EPFA, plus (ii) accrued and unpaid under the Note as of each payment date. Interest accrues on the outstanding principal balance hereof at an initial annual rate equal to 10% (“Interest Rate”), which Interest Rate will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Note).

Conversion Rights.

Conversion at Option of Holder. Each Note is convertible into shares of Common Stock at the option of the Investor at an initial conversion price of $10.00 per share (the “Conversion Price”). Subject to certain exceptions outlined in the Note, including, but not limited to, equity issuances in connection with its equity incentive plan and certain strategic acquisitions, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, Common Stock, at an effective price per share less than the Conversion Price of the Note then in effect, the Conversion Price will be reduced to equal the effective price per share in such dilutive issuance. The Conversion Price is also subject to a downward adjustment if an Event of Default occurs. The Conversion Price is subject to an initial floor price of $2.00 per share of Common Stock, however beginning on the effective date of the initial Registration Statement, and on the same day of every six (6) months thereafter (each, a “Floor Price Reset Date”), the floor price will be reduced to 20% of the average volume weighted average price of the Common Stock for such trading day on the primary market of the Common Stock during regular trading hours as reported by Bloomberg L.P. (the “VWAP”) during the five (5) trading days immediately prior to such Floor Price Reset Date. Additionally, the Company may reduce the floor price to any amount set forth in a written notice to the Holder, provided that any such reduction will be irrevocable and will not be subject to increase thereafter. The Company may prepay the Note at its option, upon thirty (30) business days written notice, by paying a 10% redemption premium.

Event of Default Conversion. From and after the occurrence of an Event of Default, the Holder may elect to convert the Note into shares of the Common Stock at the “Event of Default Conversion Price”, which is equal to the lower of:

●	The Conversion Price then in effect; and
●	90% of the lowest WVAP of the Common Stock during the ten (10) consecutive trading days immediately prior to the date on which we received written notice of such conversion from such holder, subject to the Floor Price.

Limitations on Conversion. A Holder shall not have the right to convert any portion of the Note to the extent that, after giving effect to such conversion, the Holder (together with its related parties) would beneficially own in excess of 4.99% (the

“Maximum Percentage”) of shares of our Common Stock outstanding immediately after giving effect to such conversion. The Maximum Percentage may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the Holder, except that any increase will only be effective upon 61 days’ prior written notice to us.

Redemption Rights.

At any time, the Company may redeem in cash all, or any portion, of the Note, in an amount equal to the outstanding principal balance being redeemed, plus a 10% premium in respect of such principal amount, plus all accrued and unpaid interest, if any, on such principal amount.

The foregoing summary of the EPFA and the form of Note does not purport to be complete and is qualified in its entirety by reference to the agreements filed with this Report as Exhibit 10.25 and Exhibit 10.26, respectively, and are incorporated herein by reference.

Security Agreement

Also, on December 6, 2024, the Company, each of its subsidiaries (each, a “Grantor”), and the Investor, for itself and as the collateral agent (the “Collateral Agent”) for the benefit of the Secured Parties (as defined therein), entered into a Security Agreement (the “Security Agreement”) with respect to the Notes.

Pursuant to the Security Agreement, each Grantor has granted to the Collateral Agent, for the benefit of the Secured Parties, a security interest in such Grantor’s right, title and interest in and to each type of property described in the Security Agreement, or in which or to which such Grantor has any rights, whether now owned or hereafter acquired by such Grantor, wherever located, and whether now or hereafter existing or arising (collectively, the “Collateral”), including, but not limited to the Company’s Equipment, Inventory, Receivables, Related Contracts, Pledged Debt, Investment Property, Pledged Stock and Account Collateral (each as defined therein).

The Collateral secures and will secure all debts, obligations, liabilities, covenants and duties of every kind now or hereafter existing, absolute or contingent owed at any time to the Secured Parties by the Grantors under the Purchase Agreement, the Notes, the Guarantee and/or each other Transaction Document, or otherwise (whether or not evidenced by any note, indenture, guaranty or other agreement), whether principal, interest (including interest upon the occurrence of an Event of Default), fees, costs, expenses, including without limitation attorneys’ fees and expenses.

The foregoing description of the Security Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Security Agreement, a copy of which is filed as Exhibit 10.27 to this Report and are incorporated herein by reference.

Subsidiary Guarantee

Also, on December 6, 2024, each of the Company’s subsidiaries (the “Guarantors”) executed a guarantee agreement (the “Subsidiary Guarantee”), whereby each such Guarantor guaranteed to the EPFA Investor the prompt and full payment and performance of the Guaranteed Obligations of the Company under and pursuant to the Security Agreement.

The foregoing description of the Subsidiary Guarantee does not purport to be complete and is qualified in its entirety by reference to the full text of the Subsidiary Guaranty, a copy of which is filed as Exhibit 10.28 to this Report and are incorporated herein by reference.

Warrant Purchase Agreement

Also, on December 6, 2024, the Company and an institutional investor (the “Warrant Investor”) entered into a securities purchase agreement (the “Warrant Purchase Agreement”) pursuant to which the Company issued and sold to the Investor warrants to purchase up to $30,000,000 shares of Common Stock (the “Warrant Shares”) comprised of two tranches, (a) a warrant to purchase up to $10,000,000 shares of Common Stock (the “First Tranche Warrant”) and (b) a warrant to purchase up to $20,000,000 shares of Common Stock (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “Warrants”). The Warrants may be exercised on any day on or after December 6, 2024, in whole or in part at an initial exercise price of $10.00 per share (the “Exercise Price”), subject to certain adjustments as provided in the applicable Warrant.

The number of Warrant Shares issuable upon exercise of First Tranche Warrant is equal to the quotient of (i) the product of (x) $10 million minus any amounts previously paid to exercise the Warrants and (y) multiplied by 110%, and (ii) divided by the Exercise Price then in effect. Currently, the number of Warrant Shares issuable upon exercise of the First Tranche Warrant is equal to 1,100,000, assuming an Exercise Price of $10. The number of Warrant Shares issuable upon exercise of Second Tranche Warrant is equal to 2,140,000, subject to certain adjustments.

The First Tranche Warrant and the Second Tranche Warrant will expire on the twenty (20) month anniversary and the five (5) year anniversary, respectively, of the effective date of the registration statement registering the resale of the Warrant Shares. Subject to certain exceptions outlined in the Warrants, including, but not limited to, equity issuances in connection with its equity incentive plan and certain strategic acquisitions, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, Common Stock, at an effective price per share less than the Exercise Price of the Warrants then in effect, the Exercise Price of the Warrants will be reduced to equal the effective price per share in such dilutive issuance. Further, the Exercise Price of the Warrants is subject to a floor price (the “Warrant Floor Price”) of $2.00 per share of Common Stock. Beginning the effective date of the initial registration statement, and on the same day of every six (6) months thereafter (each, a “Warrant Floor Price Reset Date”), the Warrant Floor Price will be reduced to 20% of the average VWAP during the five (5) trading days immediately prior to such Warrant Floor Price Reset Date. Additionally, the Company may reduce the Warrant Floor Price to any amount set forth in a written notice to the Warrant holder, provided that any such reduction will be irrevocable and will not be subject to increase thereafter.

Pursuant to the terms of the Warrant Purchase Agreement, the Company is required to hold a Stockholder Meeting, no later than ninety (90) calendar days following December 6, 2024, to seek approval of (i) the issuance of all of the Warrant Shares in compliance with the rules and regulations of Nasdaq and (ii) an amendment to the articles of incorporation to increase the number of authorized shares of capital stock of the Company to 250,000,000.

The Warrant Investor will not have the right to exercise any portion of the Warrants to the extent that, after giving effect to such exercise, the holder (together with certain related parties) would beneficially own in excess of the Maximum Percentage of shares of our Common Stock outstanding immediately after giving effect to such conversion. The Maximum Percentage may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the holder, except that any increase will only be effective upon 61 days’ prior written notice to us.

The foregoing description of the Warrant Purchase Agreement, the First Tranche Warrant and the Second Tranche Warrant does not purport to be complete and is qualified in its entirety by reference to the full text of the Warrant Purchase Agreement, the form of First Tranche Warrant and the form of Second Tranche Warrant, copies of which are filed as Exhibits 10.29, 10.30 and 10.31, respectively, to this Report and are incorporated herein by reference.

Registration Rights Agreements

On December 6, 2024, the Company also entered into (a) a registration rights agreement with the EPFA Investor with respect to the resale of the shares of Common Stock issuable pursuant to the EPFA and the Notes, and (b) a registration rights agreement with the Warrant Investor with respect to the resale of the shares of Common Stock issuable pursuant to the terms of the Warrants (together, the “Registration Rights Agreements”).

The foregoing description of the Registration Rights Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreements, copies of which are filed as Exhibits 10.6 and 10.12, respectively, to this Report and are incorporated herein by reference.

Voting Agreements

Pursuant to the EPFA and the Warrant Purchase Agreement, and in connection with the Stockholder Meeting, stockholders holding at least 51% of the shares of Common Stock as of December 6, 2024 have executed voting agreements with the Company pursuant to which they have agreed to vote for the proposals to be approved in connection with each agreement.

The foregoing description of the Voting Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the forms of Voting Agreement, copies of which are filed as Exhibit 10.34 and 10.35 to this Report and are incorporated herein by reference.

Until stockholder approval is obtained, the total cumulative number of shares of Common Stock that may be issued to each Investor until the applicable agreements will be limited to 19.99% of the number of shares of Common Stock issued and outstanding (the “Exchange Cap”) pursuant to the requirements of the Nasdaq Stock Market LLC or other applicable rules of the principal market on which the Company’s securities are listed. The Exchange Cap will be calculated based on the number of shares of Common Stock issued and outstanding as of the date of such agreement, which number shall be reduced, on a share-for-share basis, by the number of shares of Common Stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by such agreement under the applicable rules of the principal market.

The EPFA, form of Note, Warrant Purchase Agreement, Warrants, Registration Rights Agreements and Voting Agreements contain customary representations, warranties, agreements and conditions, indemnification rights and obligations of the parties. Among other things, the EPFA Investor and Warrant Investor represented to the Company, that each of them is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “ECD,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of New Era Helium, Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, New Era Helium, Inc. (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiary.

Business Overview and Strategy

NEH is a corporation formed in Nevada on February 2, 2023. It is an exploration and production company whose primary operations include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids The Company sources helium produced in association with natural gas reserves located in Chaves County, New Mexico. To date, we have not generated any revenue from the production of helium. Although hydrocarbons are currently the Company’s primary source of revenues, our business model is moving from a hydrocarbon focus to a helium focused model and centers on providing helium to various parties in the supply chain, namely helium refiners, non- refiners, Tier 1 multinational distributors, and smaller Tier 2 gas companies. We currently own and operate 137,000 acres in Southeast New Mexico and have 85,498 MMcfe of prove hydrocarbon reserves and 166,430 MMcfe of probable hydrocarbon reserves. In addition, the Company has approximately 422 MMcf of net proved undeveloped helium reserves and 788 MMcf of net probable undeveloped helium reserves.

On February 6, 2023, the Company entered into the Agreement with Solis Partners. Immediately prior to February 6, 2023, the Company was authorized to issue 190 million shares of common stock with par value of $0.001 per share and 10 million shares of preferred stock with par value of $0.001 per share. Subject to the terms of the Agreement, all issued and outstanding member interests in Solis Partners was automatically converted and exchanged for 5 million shares of the Company’s common stock. Presently, we operate through two subsidiaries, (i) Solis Partners, LLC, a Texas limited liability company (“Solis Partners”), wholly owned by the Company and engaged in the oil and gas producing business, and (ii) NEH Midstream LLC, a Texas limited liability company (“NEH Midstream”) wholly owned by the Company which will own and operate the Pecos Slope Plant and gathering system located in Chaves County, New Mexico.

Recent Developments

Merger with Roth CH Acquisition V Co.

On December 6, 2024, the Company completed the business combination (the “Business Combination) contemplated by the Business Combination and Plan of Organization dated January 3, 2024 (the “Business Combination Agreement”) (as amended on June 5, 2024, August 8, 2024, September 11, 2024 and September 30, 2024, the “BCA”), by and among Roth CH Acquisition V Co. (“ROCL”), Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ROCL (“Merger Sub”), and NEH.

At the Closing, pursuant to the Business Combination Agreement and after giving effect to the redemption of shares of ROCL common stock:

1.	The total consideration paid at the Closing (the “Merger Consideration”) by ROCL to New Era Helium Corp. security holders was 8,916,625 shares of common stock of Holdings.
2.	Each share of Merger Sub common stock, par value $0.0001 per share (“Merger Sub Common Stock”), issued and outstanding immediately prior to the Effective Time (as defined in the Business Combination Agreement) was converted into one newly issued share of the Company’s common stock.

Following the filing of the Articles of Merger with the Secretary of State of the State of Nevada, ROCL merged with and into Holdings, with Holdings as the surviving company of the Initial Merger. Following the filing of the Articles of Merger with the Secretary of State of the State of Nevada, Merger Sub merged with and into with New Era Helium Corp. as the surviving corporation of the Business Combination, effective December 6, 2024. Thus, New Era Helium Corp. became a wholly owned subsidiary of ROCL. In connection with the Business Combination, Holdings changed its name to “New Era Helium Inc.”

Other Recent Developments

During 2024, NEH conducted several bridge financing rounds, pursuant to which it issued 10% Secured Convertible Debentures (the “Bridge Financing Debentures”) to certain investors. As a result of the Business Combination, the Bridge Financing Debentures were converted into shares of common stock of the combined company.

In July 2024, NEH agreed to convert a $27,500 loan it owed to our shareholder Mr. Adrian Beeston into the Bridge Financing Debentures and issued a 10% Secured Convertible Debenture (the “Beeston Debentures”) to Mr. Beeston. As a result of the Business Combination, the Beeston Debentures were converted into shares of common stock of the combined company.

On July 31, 2024 (and effective as of July 1, 2024), NEH entered into a Retention and Consulting/Services Agreement with Tall City Well Service Co., LP, a Texas limited partnership owned by NEH’s Chairman, Joel G. Solis (“Tall City”), pursuant to which Tall City shall deliver or otherwise make available workover rigs to NEH and shall act as a consultant for work associated with such workover rigs, providing maintenance and repair services for the workover rigs. NEH agreed to pay Tall City $720,000 as a retainer fee (the “Retainer Fee”) and shall pay for the services performed in accordance with Tall City’s standard invoicing practices and prices. The Retainer Fee shall be paid to Tall City with a 10% Secured Convertible Debenture due March 1, 2025 pursuant to Section 2.6 of a certain Securities Purchase Agreement dated as of February 23, 2024, which debenture was amended on July 31, 2024 (such amended debenture, the (“Amended Solis Debenture”). As a result of the Business Combination the Amended Solis Debenture was repaid.

In anticipation of securing future revenue and establishing a more robust market position in the helium industry following the establishment of the Pecos Slope Plant, through our operating subsidiary NEH Midstream, we recently entered into certain sales agreements with various purchasers for the helium anticipated to be generated by the Pecos Slope Plant. We agreed to sell fifty percent (50%) of the helium generated from the Pecos Slope Plant each month to Air Life Gases USA, Inc., in the form of liquefied helium, pursuant to that certain Liquid Helium Agreement. We also agreed to sell fifty percent (50%) of the gaseous helium generated monthly at the Pecos Slope Plant to an international gas supplier, pursuant to that certain Gaseous Helium Agreement.

On October 1, 2023, the Company, through NEH Midstream, LLC, entered into the Amendment to Liquid Helium Agreement with AirLife Gases USA Inc. The Amendment to Liquid Helium Agreement incorporated the sale by NEH Midstream, LLC of additional quantities of liquid helium by the Company to AirLife that were not originally included in the between NEH Midstream and AirLife dated August 25, 2023. Following entry into the Amendment to Liquid Helium Agreement, the Company would provide to AirLife Gases USA, Inc., in sum: (i) fifty percent (50%) of the helium generated from the Pecos Slope Plant each month, in the form of liquefied helium (from all sources other than from the crude helium purchased from Badger (as described in the following paragraph), less two percent (2%) tolling losses, and (ii) all of the helium produced from the crude helium the Company purchases from Badger each month, minus two percent (2%) tolling losses.

On August 25, 2023, the Company, through its wholly owned subsidiary NEH Midstream LLC, entered into the Crude Helium Agreement with Badger. Pursuant to the Crude Helium Agreement, the Company will purchase crude helium from Badger, starting on January 1, 2024 and continuing through an initial term through June 30, 2027. Badger agreed to supply all of the crude helium it could secure processing rights, purchasing rights, and clear title to during the term of the Purchase and Sale Agreement.

We entered into that certain Tolling Agreement with KHC dated September 1, 2023, pursuant to which we would receive tolling services with respect to our crude helium and such crude helium would be purified and liquified by KHC into liquid helium and filled into containers. KHC agreed to provide tolling services to us on a firm basis, for a volume equivalent to the quantities sold by Badger to us pursuant to the Crude Helium Agreement with Badger. Tolling services provided by KHC to NEH Midstream LLC under the Helium Tolling Agreement will be at volumes now sold to AirLife Gases USA Inc. by operation of the Assignment Agreement.

On April 19, 2024, NEH Midstream LLC, AirLife Gases USA Inc., and Badger entered into the Assignment Agreement, pursuant to which NEH Midstream LLC assigned all of its rights, title, interest and obligations in the Crude Helium Agreement to AirLife Gases USA Inc.

Loan and Equity Purchase Facility Agreement

On the Closing Date, following the closing of the Business Combination, the Company and an institutional investor (the “EPFA Investor”) entered into an Equity Purchase Facility Agreement (the “EPFA”). Pursuant to the EPFA, the Company has the right to issue and sell to the EPFA Investor, from time to time as provided therein, and the EPFA Investor must purchase from the Company, up to an aggregate of $75 million (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to the satisfaction or waiver of certain conditions. The Company may issue up to 866,873 Advance Shares assuming a purchase price of $8.075 per Advance Share.

The EFPA also provides for the issuance of two pre-paid advances in the aggregate amount of $10 million, the first pre-paid advance in the amount of $7 million and the second pre-paid advance in the amount of $3 million, each of which to be evidenced by a senior secured convertible promissory note (each, a “Convertible Note”), which is convertible into shares of Common Stock. On December 6, 2024, the EPFA Investor advanced to the Company the aggregate principal amount of $7 million following the Closing (the “First Pre-Paid Advance Note”). The second pre-paid advance of the aggregate principal amount of $3 million (the “Second Pre-Paid Advance Note”) will be advanced by the EPFA Investor to the Company no later than three (3) trading days following the date on which the initial Registration Statement (as defined in the EPFA) is declared effective by the U.S. Securities and Exchange Commission, subject to the satisfaction or waiver of certain conditions. The Notes are secured by all assets of the Company as described below. Based on the terms of the Note, the Company received proceeds under the First Pre-Paid Advance Note in an amount of approximately $6.5 million, after giving effect to a 7% original issue discount. These proceeds will be used by the Company first to pay the monthly payments of the First Pre-Paid Advance Note in accordance with its terms and then the remainder in the manner as will be set forth in the prospectus included in the Registration Statement. Currently, the Note for the First Pre-Paid Advance is initially convertible into 770,000 shares of Common Stock, assuming a conversion price of $10 and no accrued and unpaid interest. The Second Pre-Paid Advance Note will be initially convertible into 330,000 shares of Common Stock, assuming a conversion price of $10 and no accrued and unpaid interest.

The proceeds from the Second Pre-Paid Advance Note and sale of Advance Shares are expected to be used by the Company first to pay the then monthly payment on any outstanding Notes and then the remainder in the manner for working capital and as otherwise set forth in the prospectus included in the Registration Statement. Pursuant to the terms of the EPFA, the Company is required to hold a special meeting of stockholders no later than ninety (90) calendar days following December 6, 2024 to seek approval of (i) the issuance of all of the shares of Common Stock that may be issuable pursuant to the Notes and the EPFA in compliance with the rules and regulations of Nasdaq and (ii) an amendment to the Company’s articles of incorporation to increase the number of authorized shares of capital stock of the Company to 250,000,000. Upon the terms and subject to the conditions of the EPFA, at any time until the EPFA is terminated, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell to the EPFA Investor, and the EPFA Investor must subscribe for and purchase from the Company, Advance Shares by the delivery to the EPFA Investor of Advance Notices (as defined below), on the following terms:

(i)The Company must, in its sole discretion, select the number of Advance Shares, not to exceed the Maximum Advance Amount (as defined below), it desires to issue and sell to the EPFA Investor in each Advance Notice and the time it desires to deliver each written notice to the EPFA Investor setting forth the number of Advance Shares that the Company desires to issue and sell to the EPFA Investor (the “Advance Notice”).
(ii)There is no mandatory minimum Advances and there is no non-usages fee for not utilizing the Commitment Amount or any part thereof.
(iii)For so long as any amount remains outstanding under the Notes, without the prior written consent of the EPFA Investor, the Company may only submit an Advance Notice if the aggregate purchase price owed to the Company from such Advances (“Advance Proceeds”) may be paid by the EPFA Investor by offsetting the amount of the Advance Proceeds against an equal amount outstanding under the subject Notes (first towards accrued and unpaid interest, and then towards outstanding principal), subject to the Advance Proceeds being used by the Company first to pay the monthly payments of the Notes in accordance with the terms of the Notes and then the remainder in the manner as will be set forth in the prospectus included in any registration statement filed pursuant to the EPFA (and any post-effective amendment thereto) and any prospectus supplement thereto filed pursuant to the EPFA, including for working capital purposes for the Company and its subsidiaries.

(iv)If there is any default under the Notes, the Company may only submit an Advance Notice if the Company obtains the prior written consent of the EPFA Investor and the Company must use the proceeds from the sale of the Advance Shares under the EPFA to first pay the Company’s senior Indebtedness, including amounts outstanding under any Notes as provided in Section 7.15 of the EPFA, subject to certain exceptions.

“Maximum Advance Amount” means:

●	“Accelerated Purchase Maximum Advance Amount” in respect of each Advance Notice with an accelerated purchase pricing period, 400% of the average daily trading volume over the five trading days before the notice date, but not exceed the ownership and registration limitations in the EPFA; and
●	“Regular Purchase Maximum Advance Amount” in respect of each Advance Notice with a regular purchase pricing period, 100% of the average daily trading volume over the five trading days before the notice date, also subject to the ownership and registration imitations in the EPFA.

The price per Advance Share will be determined by multiplying the market price by 95% in respect of an Advance Notice, which shall be reduced by one-third (1/3rd) for each Excluded Day Purchase Price (as defined in the EPFA), which is not known at the time an Advance Notice is delivered but shall be determined on each closing based on the daily prices of the Advance Shares that are the inputs to the determination of the purchase price.

While the Convertible Notes are outstanding, the Company cannot issue, sell, grant, or otherwise dispose of any securities, or enter into any agreement or arrangement to do so, at a price per security less than 120% of $2.00 per share of Common Stock (the “EPFA Floor Price”) on such date, or otherwise provide rights to acquire securities at an effective price per security below 120% of the EPFA Floor Price unless the Company uses the proceeds of such transaction to fully redeem such outstanding Notes.

Until the termination of the EPFA, the Company must maintain a minimum cash balance of $500,000.

As an inducement to entering into the EPFA, a designee of the EPFA Investor received 550,000 shares of ROCL and such shares were converted into 550,000 shares of Common Stock in connection with Business Combination.

Senior Secured Convertible Promissory Note

Each Convertible Note provides for a 7% original issue discount and is for a term of 15 months. Commencing on the ninetieth (90th) day following the applicable Issuance Date, and continuing on the same day of each successive calendar month until the entire outstanding principal amount has been repaid, the Company is required to make monthly payments to the holder of the Note (the “Holder”). Each monthly payment will be in an amount equal to the sum of (i) one twelfth (1/12) of the initial aggregate principal of the Note and all other notes issued pursuant to the EPFA, plus (ii) accrued and unpaid under the Note as of each payment date. Interest accrues on the outstanding principal balance hereof at an initial annual rate equal to 10% (“Interest Rate”), which Interest Rate will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Note).

On December 6, 2024, the Company drew the first prepaid advance of $7,000,000, net of an original issue discount of $490,000 and debt issuance costs of $4,558,574. As of December 31, 2024, the Company recorded $53,632 of amortization of the debt discount in the consolidated statement of operations. The unamortized debt discount is expected to be amortized over the next 14 and a half months. As of December 31,2024, and 2023 the accrued interest on the Convertible Note in the consolidated balance sheets was $49,863 and $0.

Conversion Rights

Each Note is convertible into shares of Common Stock at the option of the Investor at an initial conversion price of $10.00 per share (the “Conversion Price”). Subject to certain exceptions outlined in the Note, including, but not limited to, equity issuances in connection with its equity incentive plan and certain strategic acquisitions, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, Common Stock, at an effective price per share less than the Conversion Price of the Note then in effect, the Conversion Price will be reduced to equal the effective price per share in such dilutive issuance. The Conversion Price is also subject to a downward adjustment if an Event of Default occurs. The Conversion Price is subject to an initial floor price of $2.00 per share of Common Stock, however beginning on the effective date of the initial Registration Statement, and on the same day of every six (6) months thereafter (each, a “Floor Price Reset Date”), the floor price will be reduced to 20% of the average volume weighted average price of the Common Stock for such trading day on the primary market of the Common Stock during regular trading hours as reported by Bloomberg L.P. (the “VWAP”) during the five (5) trading days immediately prior to such Floor Price Reset Date. Additionally, the Company may reduce the floor price to any amount set forth in a written notice to the Holder, provided that any such reduction will be irrevocable and will not be subject to increase thereafter. The Company may prepay the Note at its option, upon thirty (30) business days written notice, by paying a 10% redemption premium.

Event of Default Conversion

From and after the occurrence of an Event of Default, the Holder may elect to convert the Note into shares of the Common Stock at the “Event of Default Conversion Price”, which is equal to the lower of: The Conversion Price then in effect; and 90% of the lowest VWAP of the Common Stock during the ten (10) consecutive trading days immediately prior to the date on which we received written notice of such conversion from such holder, subject to the Floor Price.

Limitations on Conversion

A Holder shall not have the right to convert any portion of the Note to the extent that, after giving effect to such conversion, the Holder (together with its related parties) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of shares of our Common Stock outstanding immediately after giving effect to such conversion. The Maximum Percentage may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the Holder, except that any increase will only be effective upon 61 days’ prior written notice to us.

Redemption Rights

At any time, the Company may redeem in cash all, or any portion, of the Note, in an amount equal to the outstanding principal balance being redeemed, plus a 10% premium in respect of such principal amount, plus all accrued and unpaid interest, if any, on such principal amount.

Security Agreement

Also, on December 6, 2024, the Company, each of its subsidiaries (each, a “Grantor”), and the Investor, for itself and as the collateral agent (the “Collateral Agent”) for the benefit of the Secured Parties (as defined in the Security Agreement), entered into a Security Agreement (the “Security Agreement”) with respect to the Notes. Pursuant to the Security Agreement, each Grantor granted to the Collateral Agent, for the benefit of the Secured Parties, a security interest in such Grantor’s right, title and interest in and to each type of property described in the Security Agreement, or in which or to which such Grantor has any rights, whether now owned or hereafter acquired by such Grantor, wherever located, and whether now or hereafter existing or arising (collectively, the “Collateral”), including, but not limited to the Company’s Equipment, Inventory, Receivables, Related Contracts, Pledged Debt, Investment Property, Pledged Stock and Account Collateral (each as defined therein). The Collateral secures and will secure all debts, obligations, liabilities, covenants and duties of every kind now or hereafter existing, absolute or contingent owed at any time to the Secured Parties by the Grantors under the Purchase Agreement, the Notes, the Guarantee and/or each other Transaction Document, or otherwise (whether or not evidenced by any note, indenture, guaranty or other agreement), whether principal, interest (including interest upon the occurrence of an Event of Default), fees, costs, expenses, including without limitation attorneys’ fees and expenses.

Subsidiary Guarantee

Also, on December 6, 2024, each of the Company’s subsidiaries (the “Guarantors”) executed a guarantee agreement (the “Subsidiary Guarantee”), whereby each such Guarantor guaranteed to the EPFA Investor the prompt and full payment and performance of the Guaranteed Obligations of the Company under and pursuant to the Security Agreement.

Key Factors Affecting Results of Operations

We have set out below a discussion of the key factors that have affected our financial performance and that are expected to impact our performance going forward. These factors present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Report titled “Risk Factors”.

Principal Components of Results of Operations

We operate our business within a single reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions, and assesses operating performance. Management primarily reviews total assets and income (loss) from operations of the single reportable segment.

Revenues, net

The Company sells its oil to a single purchaser on a monthly basis, pursuant to a purchase agreement (the “Oil Purchase Agreement”), at a price based on an index price from the purchaser. The Oil Purchase Agreement with continue on a month-to-month basis thereafter unless and until terminated by the Company or the purchaser with a 30-day advance notice. Oil that is produced from the Company’s wells is stored in tank batteries located on the Company’s lease. When the purchaser’s truck connects to the storage tank and oil enters the truck, control of the oil is transferred to the purchaser, the Company’s obligations are satisfied, and revenue is recognized.

We currently sell our natural gas and natural gas liquids to IACX, a processor, pursuant to that certain Marketing Agreement, at a price based on an index price from the purchaser, which expired on May 31, 2024. This agreement currently continues on a month-to-month basis unless and until terminated by the Company or the purchaser with a 30-day advance notice. IACX processes our gas for natural gas liquids and other usable components in its facilities. We receive value for our natural gas and any associated natural gas liquids as further defined as hydrocarbons pursuant to the Marketing Agreement. Although the company produces helium alongside its natural gas, IACX will not compensate us for our helium produced under our existing contract. To date, we have not generated any revenue from the production of helium. The Marketing Agreement is filed as Exhibit 10.41 to this Report.

Under our natural gas and natural gas liquid contracts with processors, when the unprocessed natural gas is delivered at the sales meter, control of the gas is transferred to the purchaser, the Company’s obligations are satisfied, and revenue is recognized. In the cases where the Company sells to a processor, management has determined that the processors are customers. The Company recognizes the revenue in these contracts based on the net proceeds received from the processor.

The Company will sell its helium to two purchasers, each purchasing 50% of the helium production under a 10-year contracts. One of the contracts will commence upon delivery of gaseous helium production at the tailgate of the processing plant. The other contract will commence upon delivery of liquid helium from the Keyes Helium Company liquefaction plant located in Keys, OK. When the gaseous helium is loaded into the gaseous helium trailer, control of the helium is transferred to the purchaser, the Company’s transport the gaseous helium to the Key Helium liquefaction plant. Once the helium has been liquified and loaded into the liquid helium trailer, control of the helium is transferred to the purchaser, the Company’s obligations are satisfied, and revenue is recognized.

The Company has no unsatisfied performance obligations at the end of each reporting period.

Lease operating expenses

Lease operating expenses represent costs incurred in operations of producing properties and workover costs. The majority of these costs are comprised of labor costs, production taxes, compression, workover, and repair costs.

Depletion, depreciation, amortization, and accretion

The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on nonproducing leases, drilling, completing and equipping of oil and gas wells, administrative costs directly attributable to those activities and asset retirement costs. The Company records depletion expense for oil and natural gas properties on a units of production basis over the life of the full cost pool’s reserves. The Company records depreciation expense for computer equipment and furniture and fixtures over a useful life of five years. The Company records depreciation expense for leasehold improvement over a useful life of five to fifteen years. The Company will record depreciation expense for the processing plant over its estimated useful life. Depreciation on the processing plant will commence once the procession plant is put into service.

General and administrative costs

General and administrative costs primarily include costs incurred for overhead, consisting of payroll and benefits for the Company’s corporate staff, contractor and consulting costs, stock compensation expenses, accounting and legal costs, and office rent.

Gain on sale of assets

Gain on sale of assets consists of gains recorded on significant sales of oil and natural gas properties. As a full cost company, disposition of oil and natural gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to operations.

Other income and expense

Other income and expenses primarily include income and expenses associated with interest, gains or losses recorded on certain transactions, and fees charged by the Company to operate properties on behalf of a third party on a short term. Our interest income relates to interest earned on certificate of deposit associated with operating bonds. Our interest expenses are primarily associated with interest due on notes outstanding. Our other income and expense primarily consists of gains and losses recorded on certain transactions as well as operating fees charged by the Company.

Income taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company recorded a valuation allowance as of $2,487,466 and $0 for the years ended December 31, 2024 and 2023, respectively.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period it is recognized.

The Company records any tax-related interest charges as interest expense and any tax-related penalties as other expense in the consolidated statements of operations of which there have been none to date. The Company is also subject to Texas Margin Tax. The Company realized no Texas Margin Tax in the accompanying consolidated financial statements as we do not anticipate owing any Texas Margin Tax for the periods presented.

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the statements of operations based on their grant date fair values. The Company periodically issues common stock and common stock options to consultants for various services. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the year ended December 31, 2024 and 2023. We analyze and explain the differences between years in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table sets forth our results of operations for the years presented:

	For the year ended
	December 31,		Variance	Variance
	2024	2023	($)	(%)
Revenue, net:
Oil, natural gas, and product sales, net	$532,780	612,192	(79,412)	(13.0)%
Total Revenues, Net	532,780	612,192	$(79,412)	(13.0)%

Costs & Expenses:
Lease Operating Expenses	1,179,729	1,332,548	(152,819)	(11.5)%
Depletion, depreciation, amortization, and accretion	890,372	885,832	4,540	0.5%
General & Administrative Expenses	11,195,409	4,519,811	6,675,598	147.7%
Total Costs & Expenses	13,265,510	6,738,191	6,527,319	96.9%

Gain on sale of assets	—	5,834,293	(5,834,293)	100%
Loss from operations	(12,732,730)	(291,706)	(6,447,907)	(2,210.4)%

Other income (expense):
Interest Income	50,951	46,437	4,514	9.7%
Interest Expense	(759,300)	(172,143)	(587,157)	341.1%
Other, Net	267,195	(180,943)	448,138	(247.7)%
Total other loss	(441,154)	(306,649)	(134,505)	43.9%
Loss before income taxes	(13,173,884)	(598,355)	(6,582,412)	1,100.1%
Benefit (provision) for income taxes	(608,500)	608,500	(1,217,000)	200.0%

Net loss	$(13,782,384)	$10,145	$(13,792,529)	N/A %

Net Revenue by Product Category

The following table summarizes the Company’s net audited consolidated revenues disaggregated by product category:

	Year Ended
	December 31,
	2024	2023	Change	Change %
Natural Gas, net	$251,812	$303,344	$(51,532)	(17.0)%
NGL	254,172	147,877	106,295	71.9%
Oil	26,796	160,971	(134,175)	(83.4)%
Total revenues, net	$532,780	$612,192	$(79,412)	(13.0)%

Natural Gas represented 47.3% of the revenue for the year ended December 31, 2024, compared to 49.6% for the year ended December 31, 2023, and decreased $51,532 for the year ended December 31, 2024, as compared to year ended December 31, 2023. The primary drivers of the revenue decrease for the year ended December 31, 2024 compared to the year ended December 31, 2023 was a $79,000 decrease related to a $0.09 per mcf decrease in gas prices net of processing and transportation, partially offset by a $27,000 increase related to a 74 MMcf increase in gas volumes.

NGLs represented 47.7% of the revenue for the year ended December 31, 2024, compared to 24.1% for the year ended December 31, 2023, and increased $106,295 for the year ended December 31, 2024, as compared to year ended December 31, 2023. The primary driver of the revenue increase for the year ended December 31, 2024 compared to the year ended December 31, 2023 was a $136,000 increase related to a 2 MBbl increase in NGL volumes, partially offset by a $29,000 decrease related to a $6.67 per bbl decrease in NGL prices.

Oil represented 5.0% of the revenue for the year ended December 31, 2024, compared to 26.3% for the year ended December 31, 2023, and decreased $134,174 for the year ended December 31, 2024, as compared to year ended December 31, 2023. The primary driver of the revenue decrease for the year ended December 31, 2024 compared to the year ended December 31, 2023 was the sale of the Company’s oil properties effective on February 1, 2024.

Operating Expenses

	Year Ended
	December 31,
	2024	2023	Change	Change %
Costs and expenses:
Lease operating expenses	$1,179,729	$1,332,548	$(152,819)	(11.5)%
Depletion, depreciation, amortization and accretion	890,372	885,832	4,540	0.5%
General and administrative expenses	11,195,409	4,519,811	6,675,598	147.7%
Total costs and expenses	$13,265,510	$6,738,191	$6,527,319	96.9%

The Company experienced an overall increase in operating expenses of $6,527,319 for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

For the year ended December 31, 2024, lease operating expenses decreased 152,819, as compared to the year December 31, 2023. This increase was primarily attributable to a $235,000 decrease related to the sale of certain properties located in Chaves County, New Mexico which occurred in July 2023, a $164,000 decrease related to the assignment of the Pathfinder lease which was effective February 2024, partially offset by a $120,000 increase related to amortization during 2024 of a standby retainer, consulting, and services agreement, and an increase in workover and repair costs.

General and administrative expenses increased $6,675,599 during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The primary drivers for the increase was a $4,395,000 increase in stock-based compensation expense recognized primarily as a result of the Business Combination and associated financing, a $685,000 increase in public relations and marketing cost, a $662,000 increase in employee and consulting costs, a $644,000 in legal, accounting, and audit and review costs, a $166,000 increase related to the assignment of certain properties as compensation and $97,000 increase related to a decrease in overhead recovery primarily related to properties sold in July 2023.

For the year ended December 31, 2024, depletion, depreciation, amortization and accretion expense increased $4,540, as compared to the year ended December 31, 2023. This increase was primarily due to a $71,000 increase in accretion expense associated with Asset Retirement Obligations, a $68,000 increase in depletion expense related to higher sales volumes, partially offset by a $119,000 decrease in related to a decrease in depletion rates.

Other (Expense)Income

	Year Ended
	December 31,
	2024	2023	Change	Change %
Interest income	$50,951	$46,437	4,514	9.7%
Interest expense	(759,300)	(172,143)	(587,157)	341.1%
Other income (expense), net	267,195	(180,943)	448,138	(247.7)%
Total other income (loss)	$(441,154)	$(306,649)	$(134,505)	43.9%

For the year ended December 31, 2024, interest expense increased $587,157, as compared to the year ended December 31, 2023, primarily due to $301,000 increase related to amortization of the debt discount and debt issuance costs, a $215,000 increase related to interest expense associated with the Bridge Financing Debentures, and a $112,000 increase related to interest expense associated with the AirLife note, partially offset by a $31,000 decrease in expense related to the Office of Natural Resources Revenue and the State of New Mexico, and an $8,000 decrease in interest expense related to the Beaufort Acquisitions note.

For the year ended December 31, 2024, other income (expense) increased $448,138 as compared to the year ended December 31, 2023, primarily due to a $299,000 loss on the exchange of a notes receivable due to the Company for an overriding royalty interest in certain properties located in Howard County, TX recorded in 2023, and a $134,000 increase in fees to operate properties charged to the purchaser of certain properties, previously owned by the Company, located in Chaves County, NM that were sold effective July 2023.

Liquidity and Capital Resources

Uses and Availability of Funds

We measure our liquidity in a number of ways, including cash balances on hand, working capital, and operating cash flows.

We had a cash balance of $ 1,053,744 as of December 31, 2024. We also had a working capital deficit of $2,300,604 as of December 31, 2024.

Since our inception, the Company’s primary sources of liquidity have been cash flow from operations, contributions from members, and borrowings. The Company is in the process of securing a project financing arrangement to fund construction of a processing plant, the construction or acquisition of a gather system, and a production enhancement program that will consist of workovers, recompletions, new drilling, or acquisition of properties. The Company estimates the capital requirements during 2025 and 2026 to be approximately $40 million to $45 million. The Company anticipates that cash flows from operations during 2025 and 2026 will increase as a result of this capital spending. In connection with the closing of the Business Combination on December 6, 2024, the Company and an institutional investor (the EPFA Investor”) entered into an Equity Purchase Agreement (the “EPFA”). Pursuant to the EPFA, the Company has the right to issue and sell to the EPFA Investor, and the EPFA Investor must purchase from the Company, up to an aggregate of $75 million (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to the satisfaction or waiver of certain conditions. The EFPA also provides for the issuance of two pre-paid advances in the aggregate amount of $10 million, the first pre-paid advance in the amount of $7 million, which was drawn by the Company on December 6, 2024, and the second pre-paid advance in the amount of $3 million, which was drawn by the Company on January 16, 2025, each of which is evidenced by a senior secured convertible promissory note (each, a “Convertible Note”), which is convertible into shares of common stock.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined that funding available to the Company through the EPFA will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements.

Our primary operations include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

Cash Flows

Cash flows for the years ended December 31, 2024 and 2023

The following table summarizes our cash flow activity for the periods presented:

	Year Ended
	December 31,
	2024	2023
Cash Provided By (Used In)
Operating Activities	$(5,349,948)	$(2,682,921)
Investing Activities	(533,054)	(1,283,200)
Financing Activities	6,816,736	4,085,726
Net increase in cash and cash equivalents	$933,734	$119,605

Net cash used in operating activities

Operating activities used cash of $5,349,948 for the year ended December 31, 2024, primarily due to an increase in prepaid and other assets, deferred tax asset, accounts receivable offset by a decrease in asset retirement obligations, a decrease in accrued expenses and an increase in accounts payable and other payable

Operating activities used cash of $2,682,921 for the year ended December 31, 2023, primarily due to a gain on sale of assets offset by stock-based compensation.

Net cash used in investing activities

Investing activities used cash of $533,054 for the year ended December 31, 2024, related to the purchase of property, plant and equipment and the purchase of interest in oil and natural gas properties.

Investing activities used cash of $1,283,200 for the year ended December 31, 2023, related to the purchasing of property, plant and equipment offset by proceeds from the sale of interest in oil and natural gas properties and proceeds from the sale of restricted investments.

Net cash provided by financing activities

Financing activities provided cash of $6,816,736 for the year ended December 31, 2024, primarily related to proceeds from bridge financing, proceeds from the convertible note, and issuance of common stock offset by repayment to related party.

Financing activities provided cash of $4,805,726 for the year ended December 31, 2023, primarily related to the issuance of common stock and proceeds from note payable.

Indebtedness

As of December 31, 2024, the Company had $9,000,000 in outstanding loans and financing, excluding accounts payable and accrued interest. The following is a description of our material indebtedness.

These descriptions are only summaries and do not purport to describe all of the terms of the financing arrangements that may be important.

The table below reflects the Company indebtedness as of December 31, 2024:

	Principal Amount	Maturity Date	Interest Rate
Airlife Gases	$2,000,000	(1)	8.0%
ATW AI Infrastructure LLC	$7,000,000	March 6, 2026	10.0%
(1)	The earlier of May 30, 2027 or 18 months after commencement date as defined the Purchase and Sale Agreement between NEH Midstream and AirLife dated August 25, 2024. As of December 31, 2024, the Company has accrued $217,823 of interest on this note.

Tabular Disclosure of Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2024:

	Less than 1 Year	1‑3 Years	3 – 5 Years	Total
Note Payable – Air Life (1)		$2,000,000
Convertible note - ATW		$7,000,000
(1)	Assumes monthly payments will begin in July 2025 and last payment made December 2026. This note carries an annual interest rate of 8%. As of December 31, 2024, the Company has accrued $217,823 of interest on this note.

Seasonality

We typically do not experience seasonality in our operations.

Related Party Transactions

The Company has related party transactions consisting of notes payable and accounts payable as of 12/31/2023. All of these balances were paid by 12/31/2024 except for a small payable for reimbursement of business related travel expenses.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in the ASU are effective for public business entities for annual periods beginning after December 31, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense and information used to assess segment performance. The amendments in the ASU are effective for public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. The amendments in the ASU are effective for public entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the effect of the adoption of this guidance.

Critical Accounting Estimates

The Company prepares its consolidated financial statements for inclusion in this Report in accordance with GAAP. See Note 2 of Notes to Consolidated Financial Statements. The following is a discussion of the Company’s most critical accounting estimates, judgments and uncertainties that are inherent in the Company’s application of GAAP.

Reserves.

The Company’s proved reserve information as of December 31, 2024 and 2023 was prepared by the Company’s independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. The Company’s estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which the Company records DD&A expense will increase, reducing future net income. Such a decline may result from lower commodity prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of the Company’s ceiling test calculations of its proved properties for impairment.

Asset Retirement Obligations.

The Company has significant obligations to remove tangible equipment and facilities and to restore the land at the end of oil and natural gas production operations. The Company’s removal and restoration obligations are primarily associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and in some cases have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a corresponding adjustment is generally made to the crude oil and natural gas property balance.

Deferred Tax Asset Valuation Allowance.

The Company continually assesses both positive and negative evidence for recoverability of its deferred tax assets and based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences, the Company has established a valuation allowance of $2,487,466 for the year ended December 31, 2024. There can be no assurance that facts and circumstances will not materially change and require the Company to revise this valuation allowance in a future period.

Stock-based Compensation.

The Company calculates the fair value of stock-based compensation using various valuation methods. The Company determination on the appropriate valuation method requires the use of estimates to derive the inputs necessary to determine fair value. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with

Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Related parties

Management approves all material related-party transactions. Management considers the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to the Company and the relevant related party. In determining whether to approve a related party transaction, the following factors are considered: (1) if the terms are fair to the Company, (2) if there are business reasons to enter into the transaction, or (3) if the transaction would present an improper conflict of interest for any officer.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment;
●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Commitments and Contingencies

Environmental Matters

The Company, as a lessee of oil and gas properties, is subject to various federal, provincial, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Irrevocable Standby Letter of Credit and Promissory Note

On September 24, 2020, the Company entered into an irrevocable standby letter of credit (“LOC”) and a promissory note with West Texas National Bank in the amount of $25,000 with variable interest initially of 4.25% per annum and maturing on December 24, 2021. No amount was drawn down under this LOC up to the date it was amended on October 29, 2021.

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2025. On January 1, 2022, and March 29, 2022, the

LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of December 31, 2024, and December 31, 2023, no amount was drawn down under the LOC.

Subsequent Events

Limited Liability Company Agreement

On January 21, 2025, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) with SharonAI for the creation of Texas Critical Data Centers LLC, a Delaware limited liability company and joint venture of the Company and SharonAI (the “Joint Venture”). Pursuant to the terms of the LLC Agreement, the purpose of the Joint Venture is to engage in (i) the purchase, building, and development of a site in Texas with an initial 250 MW gas-fired power plant and corresponding data center, and (ii) the operation of this site and (iii) any and all lawful activities necessary or incidental thereto.

Each of the Company and SharonAI has contributed $75,000 to the Joint Venture and have a 50% membership interest in the Joint Venture, constituting the initial members of the Joint Venture. So long as a Member holds a membership interest in the Joint Venture, such Member may not withdraw or resign as a member prior to the dissolution and winding up of the Joint Venture, and any such withdrawal or resignation or attempted withdrawal or resignation will be null and void. Members are required to make additional capital contributions (each, an “Additional Capital Contribution”) as set forth in the LLC Agreement, and failure to make Additional Capital Contributions in accordance with the terms of the LLC Agreement entitle the non-defaulting Member to institute proceedings against the non-contributing Member (“Non-Contributing Member”), purchase such Non-Contributing Member’s membership interest, or force a sale of such Non-Contributing Member’s membership interest. No Member may transfer all or any portion of its membership interest without the written consent of the other Member unless such transfer is made pursuant to a Non-Contributing Member’s failure to make Additional Capital Contributions as set forth in the LLC Agreement. New Members of the Joint Venture may be admitted from time to time pursuant to the terms of the LLC Agreement. No real or personal property of the Joint Venture will be deemed to be owned by any of its Members individually and will be owned by, and title will be vested solely in, the Joint Venture. Each fiscal year, net income and net loss will be allocated amongst the Members pro rata in accordance with their membership interests in the Joint Venture. Distributions of the Joint Venture, following allowance for payment of Joint Venture obligations then due and payable, will be made to the members on at least a quarterly basis (unless the Board and members unanimously agree otherwise), pro rata in accordance with the Members’ percentage interests in the Joint Venture.

 Senior Secured Convertible Promissory Note

On January 16, 2025 (the “Issuance Date”), following the effectiveness of the Company’s Registration Statement on Form S-1, as amended, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 30, 2024, and pursuant to the terms of the EPFA, the Company issued another Senior Secured Convertible Promissory Note (the “Subsequent Note”) to the Investor in an aggregate principal amount of $3.0 million for an aggregate purchase price of $2.79 million after giving effect to a 7% original issue discount. The Subsequent Note is for a term of 15 months from the Issuance Date. Commencing on the ninetieth (90th) day following the Issuance Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount has been repaid, the Company is required to make monthly payments to the holder of the Subsequent Note (the “Holder”). Each monthly payment will be in an amount equal to the sum of (i) one twelfth (1/12) of the initial aggregate principal of the Subsequent Note and all other notes issued pursuant to the EPFA, plus (ii) accrued and unpaid under the Subsequent Note as of each payment date. Interest accrues on the outstanding principal balance hereof at an initial annual rate equal to 10% (“Interest Rate”), which Interest Rate will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Subsequent Note).

Conversion Rights.

Conversion at Option of Holder. The Subsequent Note is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the option of the Investor at an initial conversion price of $10.00 per share (the “Conversion Price”). Subject to certain exceptions outlined in the Subsequent Note, including, but not limited to, equity issuances in connection with its equity incentive plan and certain strategic acquisitions, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, Common Stock, at an effective price per share less than the Conversion Price of the Subsequent Note then in effect, the Conversion Price will be reduced to equal the effective price per share in such dilutive issuance. The Conversion Price is also subject to a downward adjustment if an Event of Default occurs. The Conversion Price is subject to an initial floor price (the “Floor Price”) of $0.7176 per share of Common Stock; however, beginning on July 15, 2025 and on the same day of every six (6) months thereafter (each, a “Floor Price Reset Date”), the Floor Price will be reduced to 20% of the average volume weighted average price of the Common Stock for such trading day on the primary market of the Common Stock during regular trading hours as reported by Bloomberg L.P. (the “VWAP”) during the five (5) trading days immediately prior to such Floor Price Reset Date. Additionally, the Company may reduce the Floor Price to any amount set forth in a written notice to the Holder, provided that any such reduction will be irrevocable and will not be subject to increase thereafter. The Company may prepay the Subsequent Note at its option, upon thirty (30) business days written notice, by paying a 10% redemption premium.

Redemption Rights.

At any time, the Company may redeem in cash all, or any portion, of the Subsequent Note, in an amount equal to the outstanding principal balance being redeemed, plus a 10% premium in respect of such principal amount, plus all accrued and unpaid interest, if any, on such principal amount.

Event of Default Conversion. From and after the occurrence of an Event of Default, the Holder may elect to convert the Subsequent Note into shares of the Common Stock at the “Event of Default Conversion Price,” which is equal to the lower of:

●	The Conversion Price then in effect; and
●	90% of the lowest VWAP of the Common Stock during the ten (10) consecutive trading days immediately prior to the date on which we received written notice of such conversion from such holder, subject to the Floor Price.

Limitations on Conversion. A Holder shall not have the right to convert any portion of the Subsequent Note to the extent that, after giving effect to such conversion, the Holder (together with its related parties) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of shares of our Common Stock outstanding immediately after giving effect to such conversion. The Maximum Percentage may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the Holder, except that any increase will only be effective upon 61 days’ prior written notice to the Company.

Amended and Restated Equity Purchase Facility Agreement

On February 21, 2025, the Company and the Investor entered into an Amended and Restated Equity Purchase Facility Agreement (the “A&R EPFA”), which amends and restates the Existing EPFA in its entirety. Capitalized terms used herein and not defined herein have the meanings ascribed thereto in the A&R EPFA.

The A&R EPFA provides, among other things, that for so long as any amount remains outstanding under the Promissory Notes, if the Company submits an Advance Notice (as defined in the A&R EPFA), then the aggregate purchase price owed to the Company from such Advance Notice (the “Advance Proceeds”) shall be paid by the Investor to the Company and used by the Company in accordance with Section 7.15 of the A&R EPFA; provided, however, that any such Advance Notice that is submitted during any thirty (30) calendar day period preceding the date on which the Company is required to make a monthly payment pursuant to Sections 1(b) and 1(d) of the Promissory Notes (each such payment, a “Note Payment”), then without the prior written consent of the Investor, the Company may only submit such Advance Notice, if the Advance Proceeds are paid by the Investor by offsetting the amount of the Advance Proceeds against the full amount of the applicable Note Payment (first towards accrued and unpaid interest, then towards Payment Premiums (as defined in the Promissory Notes) (if applicable), and then towards outstanding principal), with any remaining Advance Proceeds to be paid by the Investor in cash to the Company and used by the Company in accordance with Section 7.15 of the A&R EPFA. Furthermore, if there is any default under the Promissory Notes, the Company may only submit an Advance Notice with the prior consent of the Investor.

Under the terms of the A&R EPFA, the price per Advance Share (as defined in the A&R EPFA) is set at the product obtained by multiplying the market price by 95%. In the event of a Regular Purchase Pricing Period (as defined in the A&R EPFA), the Company may elect to set the minimum price per Advance Share (the “Minimum Acceptable Price”) for such Advance Notice, however, if no Minimum Acceptable Price is selected, the Minimum Acceptable Price will automatically be set at a price equal to the Floor Price (as defined in the A&R EPFA) then in effect multiplied by 105.3%. In the event of an Accelerated Purchase Pricing Period (as defined in the A&R EPFA), the Minimum Acceptable Price shall always equal the Floor Price then in effect multiplied by 105.3%. Each trading day during a Pricing Period (as defined in the A&R EPFA) that is an Excluded Day (as defined in the A&R EPFA), shall result in an automatic reduction to the number of Advance Shares set forth in such Advance Notice by (i) in the event of a Regular Purchase Pricing Period, one-third for each such Excluded Day, (ii) in the event of an Accelerated Purchase Pricing Period, (A) with respect to an Equity Condition Excluded Day (as defined in the A&R EPFA), 100% or (B) with respect to a MAP Excluded Day (as defined in the A&R EPFA), 16% for each MAP Event (as defined in the A&R EPFA) in the applicable Accelerated Purchase Pricing Period. The A&R EPFA also provides that in no event may the Purchase Price be lower than the Floor Price then in effect and the Company may not submit an Advance Notice, without the consent of the Investor, if the market price of the Company’s common stock immediately prior to submission is lower than 120% of the Floor Price then in effect.

Pursuant to the terms of the A&R EPFA, the Floor Price is currently set at $0.7176 per Common Share, which is equal to 20% of the average five-day VWAP of the Common Shares on January 15, 2025, which is the date the Company’s resale registration statement on Form S-1 was declared effective. The A&R EPFA further provides that, beginning on July 15, 2025 and on the same day of every six (6) months thereafter (each, a “Floor Price Reset Date”), the Floor Price shall be adjusted (downwards only) to 20% of the average VWAP of the common stock during the five (5) trading days immediately prior to such Floor Price Reset Date. Notwithstanding the foregoing and subject to the rules and regulations of the Nasdaq Stock Market LLC, the Company may reduce the Floor Price then in effect to any amount set forth in a written notice to the Investor; provided that such reduction shall be irrevocable and shall not be subject to increase thereafter.

Letter of Intent

On February 27, 2025, the Company issued a press release announcing its intention, along with its joint venture partner, Sharon AI, Inc., to acquire a 200-Acre Site for 250MW Net-Zero AI Data Center in the Permian Basin.

Notice of Delisting

On March 4, 2025, the Company received a letter from Nasdaq (the “Notice”) which notified the Company that, for 30 consecutive business days, the Company’s market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 2, 2025 (the “MVLS Compliance Period”), to regain compliance with the MVLS Rule. The Notice notes that, to regain compliance, the Company’s MVLS must close at or above $50,000,000 for a minimum of ten consecutive business days during the MVLS Compliance Period. The Notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report of the independent registered public accounting firm, are appended to this Report and an index of those financial statements can be found beginning on page F-1.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of December 31, 2024, the end of the period covered by this Report, using the Internal Control Integrated Framework (“ICIF”) by COSO. Management selected the ICIF framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2024, or as of the date of the filing of this Report.

Our disclosure controls and procedures, including internal controls over financial reporting were not effective as of December 31, 2024, or as of the date of filing of this Report, because Management did not adequately evaluate and test its controls and procedures. The Company recently closed the Business Combination on December 6, 2024 and started trading on December 9, 2024. Prior to the business combination transaction, we were a private company with limited accounting personnel and other resources with which to address our internal controls over financial reporting. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2024, or as of the date of this filing, and therefore have a material weakness in our internal control over financial reporting.

Implementation of Controls

During late 2023 and 2024, the Company initiated the process to develop and implement its internal controls over financial reporting. This included the documentation of processes and identification of existing controls and development of new controls. In addition, in order to address segregation of duties issues as a result of the Company’s limited accounting staff, the Company engaged a third party to assist in the monthly and quarterly accounting, a third party to assist in the evaluation of appropriate accounting treatment and disclosures related to complex transactions and new pronouncements, and a third party to assist in accounting for income taxes. The Company also plans to engage a third party to assist in the development, evaluation, testing and monitoring of its internal controls over financial reporting. As of December 31, 2024, or as of the date of this filing, the Company has not yet engaged the third party to assist in its internal controls over financial reporting.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Insider Trading Policy

The Company has adopted an insider trading compliance policy and program applicable to directors, executive officers and employees. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards. A copy of the insider trading policy is filed as Exhibit 19.1 to this Report.

Code of Ethics

All of our employees, including our Chief Executive Officer and Chief Financial Officer, are required to abide by our Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner. These policies form the foundation of a comprehensive process that includes compliance with corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and a commitment to honesty, fair dealing and full compliance with all laws and regulations affecting the Company’s business. Our policies and procedures cover all major areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to laws and regulations applicable to the conduct of our business.

As required by the Sarbanes-Oxley Act of 2002, our Audit Committee has procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

A copy of the Code of Ethics is filed as Exhibit 14.1 to this Report.

We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as may be required under applicable SEC and Nasdaq rules and, to the extent required, by filing Current Reports on Form 8-K with the SEC disclosing such information.

Policy Prohibiting Hedging or Pledging of Securities

Under our insider trading policy, our employees, including our officers and the members of our Board, are prohibited from, directly or indirectly, among other things, (1) engaging in short sales, (2) trading in publicly-traded options, such as options, warrants, puts and calls, and other similar instruments on our securities, (3) hedging transactions (including, without limitation, prepaid variable forward sale contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities, (4) pledging any of our securities as collateral for any loans, (5) holding our securities in a margin account and (6) placing standing or limit orders on our securities.

Clawback Policy

A copy of the Clawback Policy is filed as Exhibit 19.2 to this Report.

Executive Officers and Directors

Set forth below are the names, ages and positions as of the date hereof of the current executive officers and directors of the Company:

Name	Age	Position
E. Will Gray II	49	Chief Executive Officer, Chairman
Michael J. Rugen	64	Chief Financial Officer
Phil Kornbluth	69	Independent Director
William H. Flores	71	Independent Director
Charles Nelson	36	Independent Director
Stan Borowiec	70	Independent Director

E. Will Gray II

E. Will Gray II has served as NEH’s Chief Executive Officer and Director since inception and the Company’s Chief Executive Officer and Director since December 6, 2024. Previously, he was the managing member of Solis Partners, LLC beginning in 2020, which is now a wholly owned subsidiary of NEH. Mr. Gray is the former CEO and founder of Remnant Oil Company, an upstream energy company that acquired and operated both secondary (water) and tertiary (CO2) floods within the Permian Basin. Operations also included management of an 18.5-mile CO2 pipeline that interconnects with the Kinder Morgan Cortez main trunk line. Remnant Oil Company filed for Chapter 11 bankruptcy protection in July 2019 and such petition was later changed to a Chapter 7 bankruptcy filing.

Mr. Gray was formerly an Executive Vice President of Resaca Exploration (a Torch Energy Portfolio Company). He also served as past Chairman & CEO of Cross Border Resources and Dala Petroleum. He has ESG experience and a track record for protecting freshwater rights within Southeast New Mexico, renewable energy development on owned acreage, and the reduction of carbon footprints for certain Permian Basin oilfield service providers. Mr. Gray served as a former Trustee of the Texas State Development Foundation from September 2017 to August 2023. He is currently on the Texas State University’s Development Foundation Emeritus Council. He is also a former board member of the United Way Fund in Midland. Will received his B.S. in Business Management from Texas State University in 1998.

Michael J. Rugen

Michael J. Rugen has served as NEH’s Chief Financial Officer since November 1, 2023 and the Chief Financial Officer of the Company since December 6, 2024. He worked as a contractor for NEH since April of 2023. Mr. Rugen is a certified public accountant with over 40 years of experience primarily in exploration, production, and oilfield services. From September 2009 through February 2021, Mr. Rugen served as Chief Financial Officer for Tengasco, Inc., an exploration and production company publicly traded on the NYSE American Exchange. In June 2013, Mr. Rugen also was named interim Chief Executive Officer and continued in the role until February 2021. In February 2021, Tengasco merged with Riley Exploration Permian with Mr. Rugen continuing in the role of Chief Financial Officer through August 2021.

Mr. Rugen received his Bachelor of Science in Business from Indiana University in 1982.

Phil Kornbluth

Phil Kornbluth is a Director of the Company since December 6, 2024. He is currently the President of Kornbluth Helium Consulting, LLC (“KHC”), a helium focused consulting company founded in 2013 that advises clients on all commercial aspects of the global helium business. Mr. Kornbluth is recognized as one of the gas industry’s leading independent commercial experts in the global helium business. He has been employed by several leading industrial gas companies over the last 44 years, including The BOC Group, PLC (“BOC”) and the Matheson Gas subsidiary of Nippon Sanso Holdings (“NSC”), and has worked in various roles related to the helium business for the last 42 years. While at both BOC and NSC, Mr. Kornbluth held executive positions that included general management and profit and loss responsibility for their global helium businesses. Mr. Kornbluth has been a frequent speaker on helium-related topics at industry conferences, has contributed to and authored numerous helium-related articles and has made important contributions to U.S. helium legislation passed in 1996 and 2013. Mr. Kornbluth has been working full-time for KHC for the last 9 years. Mr. Kornbluth was also a member of the Board of Directors of North American Helium Inc. from December 2014 through February 2021 and remained on its advisory board until the end of 2022.

Mr. Kornbluth holds a BS degree in Economics from the University of Pennsylvania’s Wharton School of Business in 1976 and received a Masters in Business Administration degree from Rider University in 1981.

William H. Flores

William H. “Bill” Flores is a Director of the Company since December 6, 2024. Mr. Flores has 30 years of energy industry experience, including over 20 years of “C-level” and board governance leadership with public and private energy companies. Following his energy industry career, he served in the United States House of Representatives from 2011 to 2021 as Congressman for the 17th District of Texas. He currently serves as Chair of Serolf Technologies LLC (wholly owned by Mr. Flores); Chair of the Board of the Electric Reliability Council of Texas (ERCOT); Chair of the Board and Audit Committee Chair of Nauticus Robotics Inc. (NASDAQ); Director and Audit Committee Chair of CO2 Energy Transition Corp. (NASDAQ); member of the Strategic Advisory Committee of Veriten LLC; and member of the boards of several non-profit organizations. Bill is a Texas licensed CPA with a BBA in Accounting from Texas A&M University (College Station) and an MBA from Houston Christian University.

Charles Nelson

Mr. Nelson is a Director of the Company since December 6, 2024. Charles is an experienced executive, board member, advisor, and problem solver with a track record in developing and commercializing new hard technologies in energy transition. He has spent his career building assets, companies, and relationships through a deep and ever-growing understanding of how capital providers, corporates, tech founders, and asset owners work together and using that to facilitate the advancement of new ideas into reality.

Mr. Nelson currently serves as interim Chief Compliance Officer of Castlerock Biofuels, a role he has started from August of 2024, where he oversees compliance matters for this renewable energy and infrastructure company. From May 2022 to October 2023, Mr. Nelson served as President and CEO of Gold H2 Inc., an energy company specializing in clean hydrogen production, where his accomplishments included completing a corporate spin-out with a seed stage and Series A fundraise of $12 million. He also completed a conceptual field pilot and secured offtake memoranda of understanding and term sheets with Mercuria and Linde for hydrogen sales.

From February 2022 to October 2023, Mr. Nelson served as Chief Operating Officer and Business Officer at Cemvita, a sustainable technology company where he oversaw corporate strategy, business development, government affairs, engineering, and operations. In this role, he managed the corporate development strategy with existing stakeholders, including Mitsubishi Heavy Industries, Sumitomo, Oxy, and United Airlines. His other accomplishments in this role also including leading the development of eCO2 technology (waste to value) and construction of continuous pilot system in under a year; and orchestrating a corporate restructuring driving top company mission focus and resulting two spin out companies Endolith (mining chemicals), Gold H2 (subsurface hydrogen production). Prior to Cemvita, Mr. Nelson co-founded and served as Chief Commercial Officer of ClearShift from August 2017 to February 2022.

Mr. Nelson earned his Bachelor of Science in Chemical Engineering from Iowa State University in 2011.

Stan Borowiec

Stan Borowiec is a Director of the Company since December 6, 2024. Mr. Borowiec is an experienced executive with expertise in general management, marketing and finance in the chemical and industrial gas industries. He currently has his own consulting practice, where he focuses on Commercial Excellence. He has completed projects in pricing, sales process, and sales effectiveness for clients in packaging and the medical compound and tubing space. Mr. Borowiec also served as an Advisor to Acme Cryogenics, a leading manufacturer of Cryogenic equipment and services.

Mr. Borowiec retired in 2015 from the Linde Group after 30 years with the company. He rose through the ranks at Linde and held significant leadership positions in the Tonnage, Bulk, and Compressed businesses. From 2006 to 2009 he was Vice President of Product Management for the North American Region, successfully developing the pricing methodology, adopted across The Linde Group as a best practice. In addition, he continued to provide executive leadership and sponsorship for Linde relationships with Airgas, Pepsi, NuCO2 and Phillips Medical.

Prior to the merger of BOC and Linde, Mr. Borowiec was Vice President and General Manager of BOC’s Northeast Region, where he managed the Sales and Engineering teams. He achieved his first Vice President role with his promotion to lead the Compressed Gas Business, as the Business Manager for a $350 Million distribution business. He also served as Director of Helium, where he managed BOC’s global Helium business.

Mr. Borowiec holds an MBA with distinction from The Harvard Business School in 1985, along with a Masters and Bachelor of Science in Chemical Engineering from Columbia University in 1976 and Master of Science in Chemical Engineering from Columbia University in 1977. He has served on the Board of Visitors for Columbia University’s School of Engineering, and Applied Science and is currently on the Board of Caldwell University.

Family Relationships

There are no familial relationships among the Company’s directors and executive officers.

Board Composition

The Company’s business and affairs are organized under the direction of the Board. The Board consists of five members. E. Will Gray II serves as Chairman of the Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling, and direction to the Company’s management. The Board will meet on a regular basis and additionally as required.

Director Independence

Nasdaq requires that a majority of our Board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Phil Kornbluth, William Flores, Charles Nelson and Stan Borowiec are our independent directors. The independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms that the Board will believe are no less favorable to us than could be obtained from independent parties.

Board Oversight of Risk

One of the key functions of the Board will be informed oversight of its risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board will be responsible for monitoring and assessing strategic risk exposure and the Company’s audit committee will have the responsibility to consider and discuss the Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will also monitor compliance with legal and regulatory requirements. The Company’s compensation committee will also assess and monitor whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Audit Committee

We have established an audit committee of the Board, which consists of William H. Flores, Phil Kornbluth and Charles Nelson, who are independent directors under Nasdaq’s listing standards.

William H. Flores will be the chairperson of the audit committee, who qualifies as an “audit committee financial expert,” as defined under the rules and regulations of Nasdaq and the SEC. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of independent directors who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Corporate Governance and Nominating Committee

We will establish a corporate governance and nominating committee of the Board, which is anticipated to consist of Phil Kornbluth, Stan Borowiec and Charles Nelson. Phil Kornbluth is anticipated to be the chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. The corporate governance and nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The corporate governance and nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of our Board, which consists of Charles Nelson, William H. Flores and Stan Borowiec. Charles Nelson is anticipated to be the chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, none of our current directors or executive officers has, during the past ten (10) years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2023, our “named executive officers” and their positions were as follows:

●	E. Will Gray II, Chief Executive Officer; and
●	Michael J. Rugen, Chief Financial Officer.

Compensation of Executive Officers and Directors of NEH

				All Other
			Salary	Compensation(1)	Total
Name and Principal Position	Year		($)	($)	($)
E. Will Gray II	2024	(2)	$358,583	$34,210	$392,793
Chief Executive Officer	2023	(3)	$319,000	$28,138	$347,138
	2023	(4)	$29,000	$2,558	$31,558

Michael J. Rugen	2024		$240,000	$22,807	$262,807
Chief Financial Office	2023		$132,032	—	$132,032
(1)	Represents health insurance for Mr. Gray and Mr. Rugen paid by the Company.
(2)	Mr. Gray’ salary increased from $348,000 to $475,000 in December 2024.
(3)	This compensation was paid to Mr. Gray after the February 6, 2023 Reorganization Agreement and Plan Share Exchange between the Company with Solis Partners. LLC.
(4)	This compensation was paid to Mr. Gray prior the February 6, 2023 Reorganization Agreement and Plan Share Exchange between the Company with Solis Partners. LLC.

Management Agreements

The CEO and CFO Employment Agreements

Currently, our Chief Executive Officer, Mr. E. Will Gray II, receives an annual base salary of $475,000, plus benefits. He was named Chief Executive Officer of NEH on February 6, 2023 in the context of the Reorganization Agreement and Plan Share Exchange between the NEH and Solis Partners LLC dated February 6, 2023 and Chief Executive Officer of the Company effective as of December 6, 2024.

Currently, our Chief Financial Officer, Mr. Michael J. Rugen, receives an annual base salary of $240,000 plus benefits. He was named Chief Financial Officer of NEH effective November 1, 2023 and Chief Financial Officer of the Company effective as of December 6, 2024.

Pursuant to the employment agreement with Mr. Gray (the “Gray Employment Agreement”), Mr. Gray will receive an annual base salary of $475,000 per year, plus benefits. Pursuant to the employment agreement with Mr. Rugen (the “Rugen Employment Agreement”), Mr. Rugen will receive an annual base salary of $240,000 per year, plus benefits. The compensation package to offered to Mr. Gray and Mr. Rugen reflect their respective functions and responsibilities at the Company as a public company listed at the Nasdaq, and may include, among others, increase in the base salary, annual bonuses, stock grants and participation in the Company’s equity incentive plan.

Director Agreements

We have entered into Director Agreements with each of the non-executive Directors. Pursuant to such Director Agreements, each non-executive Director will be paid $200,000 annually, such compensation consisting of both cash and our stock. Directors who are also executive officers of the Company will not receive any additional compensation for serving as directors. Non-executive Directors will be paid $60,000 in cash per year, paid on a quarterly basis. Upon the one-year anniversary of such non-executive Director’s service, he/she would be granted our stock in the amount of $140,000. The share price of the stock granted to such non-executive Directors will be determined by the Compensation Committee. In addition, we will compensate the Chairperson of the Audit Committee with: (i) $10,000 per year, paid in cash on a quarterly basis and (ii) $10,000 in common shares after his/her one-year anniversary with us. We will pay the Compensation Committee Chairperson: (i) an additional cash compensation $4,000 per year on a quarterly basis and an additional $6,000 in Common Stock after his or her one-year anniversary serving in such capacity.

Outstanding Equity Awards at Fiscal Year-End

None.

Retirement Benefits

None.

Equity Compensation Plan Information

Information about the Company’s equity compensation plans required by Item 201(d) of Regulation S-K is set forth under Part III, Item 5 of this Annual Report on Form 10-K.

Director and Officer Indemnification Agreements

We have entered into employment agreements whereby we have agreed to indemnify the Chief Executive Officer and Chief Financial Officer to the fullest extent permitted by law, for all amounts (including, without limitation, judgments, fines, settlement payments, expenses and reasonable out of pocket attorneys’ fees) incurred or paid by the Chief Executive Officer and Chief Financial Officer in connection with any action, suit, investigation or proceeding, or threatened action, suit, investigation or proceeding, arising out of or relating to the performance by the Chief Executive Officer and Chief Financial Officer of services for, or the acting by the Chief Executive Officer and Chief Financial Officer as a director, officer or executive of, the Company, or any subsidiary of the Company. Any fees or other necessary expenses incurred by the Chief Executive Officer and Chief Financial Officer in defending any such action, suit, investigation or proceeding shall be paid by the Company in advance, subject to the Company’s right to seek repayment from the Chief Executive Officer and Chief Financial Officer if a determination is made that the Chief Executive Officer and Chief Financial Officer were not entitled to indemnification.

Potential Payments Upon Termination or Change in Control

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of March 28, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	each person who is a named executive officer or director of the Company; and
●	all executive officers and directors of the Company, as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security, or has the right to acquire such powers within 60 days.

The beneficial ownership of shares of common stock is calculated based on 13,950,794 shares of Common Stock outstanding as of March 28, 2025.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned
Directors and Named Executive Officers of the Company
E. Will Gray II(2)	879,819	6.3%
Michael J. Rugen	—	—%
Phil Kornbluth	—	—%
William H. Flores	—	—%
Charles Nelson	—	—%
Stan Borowiec	—	—%
All Directors and Executive Officers of the Company as a Group (6 Individuals)	879,819	6.3%
5%+ Holders
Joel Solis(3)(4)	2,115,581	15.2%
Casey Solis(5)(6)	1,034,898	7.5%
Robert Solis(7)(8)	1,034,898	7.5%
Byron Roth(9)(10)	1,149,523	8.2%
Gordon Roth(9)(10)	727,867	5.3%
Pecos Slope Holdings LLC(11)(12)	879,819	6.3%
(1)	Unless otherwise noted, the business address of each of the individuals is c/o New Era Helium Inc., 4501 Santa Rosa Drive, Midland, TX 79707.
(2)	Includes 879,819 shares which are owned by Pecos Slope Holdings LLC, of which Will Gray II has sole voting and dispositive power.
(3)	Includes 2,115,581 shares owned by Joel Solis in which he has voting and dispositive power.
(4)	The mailing address of this shareholder is 6801 Executive Court, Midland, TX 79707.
(5)	Includes 1,034,898 shares owned by Casey Solis in which he has voting and dispositive power.
(6)	The mailing address of this shareholder is 4208 Timberglen Place, Midland, Texas 79707.
(7)	Includes 1,034,898 shares owned by Robert Solis in which he has voting and dispositive power.
(8)	The mailing address of this shareholder is 2741 North Faudree Road, Apt. 2303, Odessa, TX 79765.
(9)	The information reported is based on a Schedule 13G filed on February 14, 2025. Consists of 506,723 shares owned by Byron Roth, 85,067 shares owned by Gordon Roth, and 642,800 shares owned by CR Financial Holdings, Inc. over which Byron Roth and Gordon Roth have shared voting and dispositive power.
(10)	The business address of this shareholder is 888 San Clemente Drive, Suite 400, Newport Beach, CA 92660.
(11)	E. Will Gray II has voting and dispositive power on shares owned by Pecos Slope Holdings LLC.
(12)	The mailing address of this shareholder is 28012 Palos Verdes Drive, E, Ranchos Palos Verdes, CA 90275.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described under “Executive and Director Compensation” and “Management,” the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeded or will exceed $120,000; and
●	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Lock-up Agreement

In connection with the Business Combination, we have entered into lock-up agreements with certain of our shareholders restricting the transfer of their shares received as Merger consideration or any securities convertible into or exercisable or exchangeable for shares of Common Stock owned by them nor make any demand for or exercise any right with respect to the registration of such lock-up securities from and after the closing of the Business Combination. The restrictions under the lock-up agreements began at the closing of the Business Combination and end six (6) months from the Closing Date.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested independent directors, or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm, or other firm that commonly provides valuation opinions, that the business combination is fair to our stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Limitation on Liability and Indemnification of Directors and Officers

Our bylaws provides that our directors and officers will be indemnified by us to the fullest extent authorized by Nevada law as it now exists or may in the future be amended.

Notwithstanding the foregoing, as set forth in our bylaws, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described in this Report.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act (and is, therefore, unenforceable.).

Certain Relationships and Related Person Transactions

On July 31, 2024 (and effective as of July 1, 2024), NEH entered into a Retention and Consulting/Services Agreement with Tall City Well Service Co., LP, a Texas limited partnership owned by NEH’s largest shareholder and previous Chairman, Joel G. Solis (“Tall City”), pursuant to which Tall City shall deliver or otherwise make available workover rigs to NEH and shall act as a consultant for work associated with such workover rigs, providing maintenance and repair services for the workover rigs. NEH agreed to pay Tall City $720,000 as a retainer fee (the “Retainer Fee”) and shall pay for the services performed in accordance with Tall City’s standard invoicing practices and prices. The Retainer Fee shall be paid to Tall City with a 10% Secured Convertible Debenture due March 1, 2025 pursuant to Section 2.6 of a certain Securities Purchase Agreement dated as of February 23, 2024, which debenture was amended on July 31, 2024 (such amended debenture, the “Amended Solis Debenture”).

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services by Grant Thornton for the audit of the Company’ financial statements and fees billed for audit-related services, tax services and all other services for the fiscal years ended December 31, 2023.

Services.

Audit Fees*	$53,500
Audit Related Fees**	$20,000

*Audit Fees: Refers to fees billed for professional services rendered in connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2023, quarterly reviews, the reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

**Audit-Related Fees: Refers to fees billed outside of the scope of the engagement letter for the audit which are reasonably related to the performance of the audit or review of our financial statements.

On December 6, 2024, (“the Dismissal Date”), the Company dismissed Grant Thornton LLP (“Grant Thornton”) as the independent registered public accounting firm for ROCL and Roth CH V Holdings, Inc. (“Holdings”). The dismissal was approved by the Audit Committee (the “Committee”) of the Board of Directors (the “Board”). This change in independent registered public accounting firm is not the result of any disagreement with Grant Thornton.

On December 6, 2024, as recommended and approved by the audit committee, the Company engaged Weaver and Tidwell, L.L.P. (“Weaver”) as the Company’s independent public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2024.

The following table presents fees for professional services by Weaver for the audit of the Company’ financial statements and fees billed for audit-related services, tax services and all other services for the fiscal years ended December 31, 2024.

Services.

Audit Fees*	$373,345
Audit Related Fees**	$—

*Audit Fees: Refers to fees billed for professional services rendered in connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2024, quarterly reviews, the reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

**Audit-Related Fees: Refers to fees billed outside of the scope of the engagement letter for the audit which are reasonably related to the performance of the audit or review of our financial statements.

Pre-Approval Policy

All of the above services were approved by the Audit Committee. In accordance with the Sarbanes-Oxley Act of 2002, as amended, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. On an ongoing basis, management defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of our independent registered public accounting firm for such services.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements

See the Index to the Consolidated Financial Statements section beginning on page F-1 of this Report.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes to the financial statements.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below.

No.
2.1**

Business Combination Agreement, dated January 3, 2024 by and among New Era Helium Corp., Roth CH Acquisition V Co., and Roth CH V Merger Sub (incorporated by reference to Annex A of the Proxy Statement/Prospectus filed with the SEC on November 6, 2024(Registration No. 333-280591)).

2.2**

First Amendment to the Business Combination Agreement by and between New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Merger Sub, and Roth CH V Holdings, Inc., dated June 5, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2024).

2.3**

Second Amendment to the Business Combination Agreement by and between New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Merger Sub, and Roth CH V Holdings, Inc., dated June 5, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2024).

2.4**

Third Amendment to the Business Combination Agreement by and between New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Merger Sub, and Roth CH V Holdings, Inc., dated June 5, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2024).

2.5**

Fourth Amendment to the Business Combination Agreement by and between New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Merger Sub, and Roth CH V Holdings, Inc., dated June 5, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2024).

3.1**

Articles of Merger of Roth CH Acquisition V Co. and Roth CH V Holdings, Inc. filed on December 6, 2024 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024).

3.2**

Articles of Merger of Roth CH V Merger Sub and New Era Helium Corp. filed on December 6, 2024 (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024).

3.3**

Amended and Restated Articles of Incorporation of Roth CH V Holdings, Inc. filed on December 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024).

3.4**	Amended and Restated Bylaws of New Era Helium Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024).

10.1**	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024).

10.2**	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024).

10.3**

Warrant Agreement, dated November 30, 2021, by and between ROCL and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.4**

Letter Agreement, dated November 30, 2021, by and among ROCL and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.5**

Investment Management Trust Agreement, dated November 30, 2021, by and between ROCL and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.6**

Registration Rights Agreement, dated November 30, 2021, by and among ROCL and certain security holders (incorporated by reference to Exhibit 10.3 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.7**

Indemnity Agreements, each dated as of November 30, 2021, by and between ROCL and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.4 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.8**

Stock Escrow Agreement, dated November 30, 2021, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.5 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.9**

Subscription Agreement, dated November 30, 2021, by and among the Company and the initial stockholders of the Company party thereto (incorporated by reference to Exhibit 10.6 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.10**

Insider Support Agreement, dated as of January 3, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp. and certain stockholders of Roth CH Acquisition V Co. (incorporated by reference to Exhibit 10.7 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.11**

Company Support Agreement, dated as of January 3, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp. and certain shareholders of New Era Helium Corp. (incorporated by reference to Exhibit 10.8 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.12**

Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024).

10.13**	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024).

10.14**

Letter Agreement, dated January 2, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp., Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC. (incorporated by reference to Exhibit 10.11 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.15**	Stock Plan (incorporated by reference to Annex C of the proxy statement/prospectus filed with the SEC on November 6, 2024(Registration No. 333-280591)).

10.16**

Percent of Proceeds Gas Purchase Agreement between IACX Roswell LLC and Solis Partners, LLC (incorporated by reference to Exhibit 10.13 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.17**

Contract for Sale and Purchase of Liquid Helium between NEH Midstream LLC and Airlife Gases USA Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.18**

First Amendment to the Contract for Sale and Purchase of Liquid Helium between NEH Midstream LLC, Airlife Gases USA, Inc. and Solis Partners, L.L.C (incorporated by reference to Exhibit 10.15 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.19**	Helium Tolling Agreement with Keyes Helium Company (incorporated by reference to Exhibit 10.16 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.20**

Gaseous Helium Sales Agreement between NEH Midstream LLC and Matheson Tri-Gas, Inc. (incorporated by reference to Exhibit 10.17 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.21**

Contract for Sale and Purchase of Crude Helium between NEH Midstream LLC and Badger Midstream Energy, LP (incorporated by reference to Exhibit 10.18 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.22**	Employment Agreement with Michael J.Rugen (incorporated by reference to Exhibit 10.19 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.23**	Employment Agreement with E. Will Gray (incorporated by reference to Exhibit 10.20 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.24**

Assignment Agreement with Badger Midstream Energy, LP and AirLife Gases USA, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024).

10.25**	Equity Purchase Facility Agreement dated as of December 6, 2024 (incorporated by reference to Exhibit 10.25 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.26**	Form of Senior Secured Convertible Promissory Note. (incorporated by reference to Exhibit 10.26 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.27**	Security Agreement dated as of December 6, 2024 (incorporated by reference to Exhibit 10.27 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.28**	Subsidiary Guarantee dated as of December 6, 2024 (incorporated by reference to Exhibit 10.28 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.29**	Securities Purchase Agreement dated as of December 6, 2024(incorporated by reference to Exhibit 10.29 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.30**	Form of First Tranche Warrant issued on December 6, 2024(incorporated by reference to Exhibit 10.30 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.31**	Form of Second Tranche Warrant issued on December 6, 2024 (incorporated by reference to Exhibit 10.31 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.32**	Registration Rights Agreement (EPFA) dated as of December 6, 2024 (incorporated by reference to Exhibit 10.32 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.33**

Registration Rights Agreement (Warrants) dated as of December 6, 2024(incorporated by reference to Exhibit 10.33 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.34**

Form of Voting and Support Agreement (EPFA) dated as of December 6, 2024 (incorporated by reference to Exhibit 10.34 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.35**

Form of Voting and Support Agreement (Warrant) dated as of December 6, 2024 (incorporated by reference to Exhibit 10.35 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024).

10.36**	The Liquid Helium Agreement (incorporated by reference as Exhibit 10.14 to the Registration Statement filed with the SEC on November 1, 2024).

10.37**	Gaseous Helium Agreement incorporated by reference as Exhibit 10.17 to the Registration Statement filed with the SEC on November 1, 2024).

10.38**	Amendment to Liquid Helium Agreement (incorporated by reference to as Exhibit 10.15 to the Registration Statement filed with the SEC on November 1, 2024).

10.39**	Crude Helium Agreement (incorporated by reference to as Exhibit 10.18 to the Registration Statement filed with the SEC on November 1, 2024).

10.40**	Assignment Agreement (incorporated by reference to as Exhibit 10.21 to the Registration Statement filed with the SEC on November 1, 2024).

10.41**	Marketing Agreement (incorporated by reference to as Exhibit 10.13 to the Registration Statement on Form S-4 filed with the SEC on June 28, 2024).

14.1**	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024).

16.1**

Letter from Grant Thornton Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024).

19.1*	Insider Trading Policy

19.2*	Clawback Policy

21.1*	List of Subsidiaries

23.1*	Consent of Weaver and Tidwell, L.L.P.

23.2*	Consent of MKM Engineering

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	MKM Engineering Reserve Report

101. INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**Filed previously

*	Filed herewith

Item 16. Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ERA HELIUM INC.

By:	/s/ E. Will Gray II

E. Will Gray II, Chief Executive Officer and Chairman

Date March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ E. Will Gray II	Chief Executive Officer; Chairman	March 31, 2025
E. Will Gray II.

/S/ Michael J. Rugen	Chief Financial Officer	March 31, 2025
Michael J. Rugen

/S/ Phil Kornbluth	Director	March 31, 2025
Phil Kornbluth

/S/ William H. Flores	Director	March 31, 2025
William H. Flores

/S/ Charles Nelson	Director	March 31, 2025
Charles Nelson

/S/ Stan Boroweic	Director	March 31, 2025
Stan Boroweic

NEW ERA HELIUM INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Era Helium Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of New Era Helium Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and members’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2023.

Midland, Texas

March 31, 2025

NEW ERA HELIUM INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,053,744	$120,010
Accounts receivables, net	851,304	692,351
Prepaid expenses and other current assets	967,176	113,726
Right of use asset – current	—	12,690
Restricted investments	1,333,789	1,282,838
Total current assets	4,206,013	2,221,615

Oil and natural gas properties, net (full cost)	790,093	941,691
Property, plant and equipment, net	3,809,742	3,610,728
Prepaid expenses – noncurrent	360,000	—
Equity facility derivative asset	16,999	—
Deferred tax asset	—	608,500
TOTAL ASSETS	$9,182,847	$7,382,534

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	1,730,610	1,472,961
Accrued liabilities	319,327	259,131
Excise taxes payable	1,155,726	—
Withholding taxes payable	594,561	—
Share issuance liability	423,750	—
Convertible note, net of discount	2,233,712	—
Notes payable – current	—	469,968
Due to related parties	1,354	886,113
Lease liabilities – current	—	12,690
Other current liabilities	47,577	45,059
Total current liabilities	$6,506,617	$3,145,922

Embedded derivative liability	309,181	—
Asset retirement obligation	2,198,064	1,654,968
Notes payable – noncurrent	2,217,823	2,053,013
Total liabilities	$11,231,685	$6,853,903

Commitments and Contingencies (Note 15)

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	$—	$—
Common stock, $0.0001 par value, 70,000,000 shares authorized, 13,165,152 issued and 12,990,794 shares outstanding at December 31, 2024, respectively and 6,421,829 shares issued and outstanding at December 31, 2023	1,318	643
Treasury stock, 174,358 shares	(17)	—
Additional paid-in capital	11,722,100	517,843
Retained (deficit) earnings	(13,772,239)	10,145
Total Stockholders’ (Deficit) Equity	$(2,048,838)	528,631
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$9,182,847	$7,382,534

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA HELIUM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Revenues, net
Oil, natural gas, and product sales, net	$532,780	$612,192
Total Revenues, net	532,780	612,192

Costs and expenses
Lease operating expenses	1,179,729	1,332,548
Depletion, depreciation, amortization, and accretion	890,372	885,832
General and administrative expenses	11,195,409	4,519,811
Total Costs and expenses	13,265,510	6,738,191

Gain on sale of assets	—	5,834,293
Loss from operations	(12,732,730)	(291,706)

Other income (expenses)
Interest income	50,951	46,437
Interest expense	(759,300)	(172,143)
Other, net	267,195	(180,943)
Total Other income (expenses), net	(441,154)	(306,649)

Loss before provision for income taxes	(13,173,884)	(598,355)

Benefit (provision) for income taxes	(608,500)	608,500
Net income (loss)	$(13,782,384)	$10,145

Net income (loss) per share – basic and diluted
Basic and diluted	$(1.06)	$0.00

Weighted-average shares outstanding – basic and diluted
Basic and diluted	12,985,830	6,080,372

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA HELIUM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

						Retained	Total
	Common Stock		Treasury Stock		Paid-in	(Deficit)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance, January 1, 2024	6,421,829	$643	―	$—	$517,843	$10,145	$528,631
Sale of common stock	3,546	1	—	—	11,999	―	12,000
Conversion of debentures into common shares	2,491,250	249	―	―	3,659,682	―	3,659,931
Issuance of stock upon Business Combination	2,956,293	296	―	―	(2,324,114)	―	(2,323,818)
Stock-based compensation	742,234	74	―	―	6,469,842	―	6,469,916
Withholding tax liability for shares issued to foreign investors	―	―	(174,358)	(17)	(594,544)	―	(594,561)
Debt issuance costs	550,000	55	―	―	1,892,266	―	1,892,321
Issuance of warrants	―	―	―	―	2,089,126	—	2,089,126
Net loss	―	―	―	―	—	(13,782,384)	(13,782,384)
Balance, December 31, 2024	13,165,152	$1,318	(174,358)	$(17)	$11,722,100	$(13,772,239)	$(2,048,838)

	Member’s Equity		Stockholders’ Equity
			Common Stock		Treasury Stock
	Units						Paid-in	Retained
	Outstanding	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2023	5,000,000	$(3,786,949)		$—		$—	—	—	$—
Members’ contributions	—	—	—	—	—	—	145,500	—	145,500
Member’s withdrawals	—	—	—	—	—	—	(59,294)	—	(59,294)
Retroactive application of Business Combination	(5,000,000)	3,786,949	5,170,134	517	—	—	(3,787,466)	—	(3,786,949)
Balance, January 1, 2023	—	—	5,170,134	517	—	—	(3,701,260)	—	(3,700,743)
Common shares issued for services	—	—	738,295	74	—	—	2,498,926	—	2,499,000
Conversion of Series X preferred stock	—	—	5,170	1	—	—	—	—	1
Sale of common stock	—	—	462,437	46	—	—	1,565,182	—	1,565,228
Common shares issued in exchange for convertible debt	—	—	45,793	5	—	—	154,995	—	155,000
Net income	—	—	—	—	—	—	—	10,145	10,145
Balance, December 31, 2023	—	$—	6,421,829	$643	—	$—	$517,843	$10,145	$528,631

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA HELIUM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(13,782,384)	$10,145
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	890,372	885,832
Amortization of right-to-use asset	12,690	—
Change in allowance for losses and write off of receivables	—	(46,961)
Deferred income tax benefit	608,500	(608,500)
Amortization of debt discount	300,803	—
Accrued interest expense on note payable and other current liabilities	267,686	53,013
Interest income on investments and notes receivable	(50,951)	(46,437)
Gain on asset sales	—	(5,834,293)
Stock-based compensation	6,893,705	2,499,000
Loss on exchange of debt for ORRI	—	316,531
Property assignment	166,449	—
Changes in operating assets and liabilities:
Accounts receivables	(158,953)	67,187
Prepaid expenses and other assets	(685,252)	(25,051)
Accounts payable	257,650	(74,185)
Accrued expenses	(32,004)	(129,741)
Due to related parties	—	367,797
Lease liability	(12,690)	—
Asset retirement obligations settled	(28,087)	—
Other liabilities – current	2,518	(117,258)
Net cash used in operating activities	(5,349,948)	(2,682,921)

Cash Flows from Investing Activities:
Investment in property, plant and equipment, net	(210,000)	(3,581,736)
Investment in oil and natural gas properties	(323,054)	(394,796)
Proceeds from sale of interest in oil and natural gas properties	—	2,499,920
Proceeds from sale of restricted investments	—	193,412
Net cash provided by (used in) investing activities	(533,054)	(1,283,200)

Cash Flows from Financing Activities:
Members’ contributions prior to reorganization	—	145,500
Members’ withdrawals prior to reorganization	—	(59,294)
Issuance of common stock	12,000	1,565,228
Proceeds from bridge financing	3,109,091	2,000,000
Repayment of note payable	—	(10,000)
Proceeds from reverse recapitalization	4,571,062	—
Repayment from related party	—	244,292
Proceeds from related party	—	360,000
Repayment to related party	(875,417)	(160,000)
Net cash provided by financing activities	6,816,736	4,085,726
Net Change in Cash and cash equivalents	933,734	119,605
Cash and cash equivalents – Beginning of period	120,010	405
Cash and cash equivalents – End of period	$1,053,744	$120,010
Supplemental cash flow information:
Cash interest payments	$67,679	$111,322
Supplemental Non-Cash Investing and Financing Activities:
Asset retirement obligations incurred	$—	$85,802
Asset retirement obligations sold recorded as a reduction of oil and natural gas properties	$26,780	$3,407,818
Revisions to asset retirement obligations	$435,067	$(497,407)
ORRI interest acquired through and exchange of debt	$—	$652,560
Partial purchase of note payable by related party	$—	$70,000
Working interest acquired based on historical cost associated with the interest	$—	$122,527
Conversion of bridge financing debentures into shares of common stock	$3,659,682	$—
Issuance of shares of common stock to advisors	$1,892,266	$—

The accompanying notes are an integral part of these consolidated financial statements.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

New Era Helium Inc. (the “Company”, “NEH”, “we,”, “us,” or “our”), formerly known as Roth CH Holdings, Inc. (“Roth V”), is a Nevada corporation. The Company was formed on February 6, 2023, through a Reorganization Agreement and Plan Share Exchange (the “Agreement”) with Solis Partners, LLC (“Solis Partners”) as described further in the paragraph below. The Company’s primary operations include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

On February 6, 2023, the Company entered into the Agreement with Solis Partners. Immediately prior to February 6, 2023, the Company was authorized to issue 190 million shares of common stock with a par value of $0.001 per share and 10 million shares of preferred stock with a par value of $0.001 per share. Subject to the terms of the Agreement, all issued and outstanding member interests in Solis Partners was automatically converted and exchanged for 5 million shares of the Company’s common stock.

The Company’s wholly owned subsidiary Solis Partners is a Texas limited liability company. Solis Partners owns and operates the Company’s producing oil and gas assets and non-producing acreage. The Company’s wholly owned subsidiary NEH Midstream LLC (“NEH Midstream”) is a Texas limited liability company, formed August 4, 2023. NEH Midstream is the owner of the helium offtake and tolling agreements. NEH Midstream is in the process of constructing a natural gas processing facility in which NEH Midstream will be the owner and operator.

On December 6, 2024, the Company completed the business combination (the “Business Combination) contemplated by the Business Combination and Plan of Organization dated January 3, 2024 (the “Business Combination Agreement”) (as amended on June 5, 2024, August 8, 2024, September 11, 2024 and September 30, 2024, the “BCA”), by and among Roth CH Acquisition V Co. (“ROCL”), Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ROCL (“Merger Sub”), and NEH.

The Business Combination was accounted for as a reverse recapitalization in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Under this method of accounting, although ROCL acquired the outstanding equity in NEH in the Business Combination, ROCL is treated as the “acquired company” and NEH was treated as the accounting acquirer for financial statement purposes. Accordingly, the Business Combination was treated as the equivalent of NEH issuing stock for the net assets of ROCL, accompanied by a recapitalization. The net assets of ROCL are stated at historical cost, with no goodwill or other intangible assets recorded.

Furthermore, the historical financial statements of NEH became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Annual Report reflect (i) the historical operating results of NEH prior to the merger; (ii) the combined results of ROCL and NEH following the close of the merger; (iii) the assets and liabilities of NEH at their historical cost and (iv) NEH’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger. See Note 3 - Reverse Capitalization for further details of the merger.

Basis of Presentation

The accompanying consolidated financial statements of the Company as of December 31, 2024 and 2023, have been prepared in accordance with GAAP issued by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the years presented. References to GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exemptions emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered un the Securities and Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies by any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different applications dates for public or private companies, the Company as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.

Risks and Uncertainties

As a producer of helium, natural gas, NGLs and oil, the Company’s revenue, profitability, and future growth are substantially dependent upon the prevailing and future prices for helium, natural gas, NGLs and oil, which are dependent upon numerous factors beyond its control such as economic, political, and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that the prices for helium, natural gas, NGLs or oil will not be subject to wide fluctuations in the future. A substantial or extended decline in prices for helium, natural gas, NGLs and oil could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of natural gas, helium, NGL and oil reserves that may be economically produced and the Company’s access to capital.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

In connection with the ROCL stockholders’ vote at the May Special Meeting, ROCL public stockholders exercised their right to redeem 8,989,488 shares of ROCL common stock for a total of $93,010,772. In connection with the ROCL stockholders’ vote at the December Special Meeting, 927,715 shares of ROCL common stock were tendered for redemption as of December 1, 2023. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, which occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of December 31, 2024, the Company recorded $1,029,003 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023 and December 1, 2023.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

During the second quarter of 2023, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024, until paid in full. As a result, the Company has accrued $126,722 of interest and penalty in the consolidated balance sheet at December 31, 2024.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany transactions and balances.

Segments

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews total assets and income (loss) from operation of the single reportable segment of the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment which is the development, exploration and production of natural gas, helium, NGLs and oil. In addition, the Company has a single company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.

Functional and reporting currency

The functional and reporting currency of the Company is the United States dollar.

Liquidity and Going Concern

The Company recorded a net loss of $13,782,384 for the year ended December 31, 2024, and net income of $10,145 for the year ended December 31, 2023. As of December 31, 2024, the Company had a working capital deficit of $2,300,604 and a cash balance of $1,053,744.

Historically, the Company’s primary sources of liquidity have been cash received from oil, natural gas, and product sales, contributions from members, and borrowings.

Management’s assessment of the entity’s ability to continue as a going concern involves making a judgement, at a particular point in time, about inherently uncertain future outcomes of events or conditions.

Any judgment about the future is based on information available at the time at which the judgment is made. Subsequent events may result in outcomes that are inconsistent with judgments that were reasonable at the time they were made. Management has taken into account the following:

a.	The Company’s financial position; and
b.	The risks facing the Company that could impact liquidity and capital adequacy.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

The Company’s future capital requirements will depend on many factors, including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing efforts. In connection with the closing of the Business Combination on December 6, 2024, the Company and an institutional investor (the EPFA Investor”) entered into an Equity Purchase Agreement (the “EPFA”). Pursuant to the EPFA, the Company has the right to issue and sell to the EPFA Investor, and the EPFA Investor must purchase from the Company, up to an aggregate of $75 million (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to the satisfaction or waiver of certain conditions. The EFPA also provides for the issuance of two pre-paid advances in the aggregate amount of $10 million, the first pre-paid advance in the amount of $7 million, which was drawn by the Company on December 6, 2024, and the second pre-paid advance in the amount of $3 million, which was drawn by the Company on January 16, 2025, each of which is evidenced by a senior secured convertible promissory note (each, a “Convertible Note”), which is convertible into shares of common stock.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined that funding available to the Company through the EPFA will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, certain disclosures at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Significant estimates affecting the consolidated financial statements have been prepared on the basis of the most current and best available information. The estimates and assumptions include but are not limited to inputs used to calculate asset retirement obligations (“AROs”) (Note 11), the estimate of proved natural gas, oil, and natural gas liquids reserves and related present value estimates of future net cash flows therefrom (Note 6), and inputs used to calculate the value of common shares issued for services (Note 17). These estimates and assumptions are based on management’s best estimates and judgements. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the Company did not hold any cash equivalents other than cash on deposit.

Restricted Investments

Restricted investments related to Certificates of Deposit (“CDs”) held at West Texas National Bank. These CDs are used as collateral for operating and plugging bonds for the New Mexico Oil Conservation Division, New Mexico State Land Office, and the Bureau of Land Management.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Receivables and Allowance for Expected Losses

The Company’s receivables result primarily from the sale of oil, natural gas and NGLs as well as billings to joint interest owners for properties in which the Company serves as the operator. Receivables from product sales are generally due within 30 to 60 days after the last day of each production month and do not bear any interest. Receivables associated with joint interest billings are regularly reviewed by Management for collectability, and they establish or adjust an allowance for expected losses as necessary. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. Management has determined that an allowance for expected losses was not required for the year ended December 31, 2024, and 2023.

	December 31,	December 31,
	2024	2023
Oil, natural gas and NGL sales	$108,091	$76,115
Joint interest accounts receivable	624,577	494,587
Unbilled joint interest expense	—	(852)
Total joint interest related receivables	732,668	493,735
Other accounts receivable	118,636	122,501
Allowance for expected losses	—	—
Total Accounts receivable, net	$851,304	$692,351

The beginning accounts receivable balance at January 1, 2024 was $835,173.

The Company did not write off any accounts receivable during the year ended December 31, 2024, but the Company did write off $31,851 of joint interest accounts receivable during the year ended December 31, 2023.

Prepaid Expenses

The Company includes in prepaid expenses payments made in advance for goods or services for which the Company will receive a future benefit. Prepaid expenses are recorded at cost and are expensed over the period in which the benefit is realized.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Betterments, renewals, and extraordinary repairs that materially extend the useful life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The Company includes in property, plant and equipment the processing plant under construction, computer equipment, furniture and fixtures, and leasehold improvements.

Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the related assets, which results in depreciation and amortization being incurred evenly over the life of an asset. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service.

Management performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Management periodically reviews long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount. The Company recorded no impairment charges during the years ended December 31, 2024, and 2023.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Oil and Gas Properties

The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on nonproducing leases, drilling, completing and equipping of oil and gas wells, administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to operations.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and excluding unevaluated and unproved properties, are amortized as depletion expense using the units-of-production method based on estimated proved recoverable oil and gas reserves.

The costs associated with unevaluated and unproved properties, initially excluded from the amortization base, relate to unproved leasehold acreage, wells and production facilities in progress and wells pending determination of the existence of proved reserves, together with capitalized interest costs for these projects. Unproved leasehold costs are transferred to the amortization base with the costs of drilling the related well once a determination of the existence of proved reserves has been made or upon impairment of a lease. Costs associated with wells in progress and completed wells that have yet to be evaluated are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry wells are transferred to the amortization base immediately upon determination that the well is unsuccessful.

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations. For purposes of the ceiling test calculation, current prices are defined as the un-weighted arithmetic average of the first day of the month price for each month within the 12-month period prior to the end of the reporting period. Prices are adjusted for basis or location differentials. Unless sales contracts specify otherwise, prices are held constant for the productive life of each well. Similarly, current costs are assumed to remain constant over the entire calculation period.

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves. The Company recorded no ceiling test impairment charges for the years ended December 31, 2024 and 2023.

Accounts Payable and Accrued Liabilities

The Company’s payables and accrued liabilities result primarily from the operation of its oil and natural gas properties as well as the administration of the Company. For properties in which the Company is operator, the Company pays 100% of most operating costs, then bills the non-operating partners for their share of the costs. The Company records the Company’s share of these costs in its consolidated statements of operations. Accounts payables are generally due within 30 of receipt of the invoices by the Company and do not bear any interest. The table below represents the accounts payable and accrued liabilities recorded in the Company’s consolidated balance sheets.

	December 31, 2024	December 31, 2023
Trade payable	$1,003,380	$773,387
Suspense payable	727,230	727,153
Total accounts payable	$1,730,610	$1,500,540

Total accrued liabilities	$319,327	$259,131

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease right-of-use asset, operating lease liability, current, and operating lease liability, long-term on the consolidated balance sheets.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption was 2.37%. Significant judgement is required when determining the incremental borrowing rate. Rent expense for lease payments is recognized on a straight-line basis over the lease term.

Asset retirement obligations

The Company records a liability for asset retirement obligations (“ARO”) associated with its oil and gas wells when the well has been completed. The ARO is recorded at its estimated fair value, measured by the expected future cash outflows required to satisfy the abandonment and restoration discounted at our credit-adjusted risk-free interest rate. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement. This gain or loss is recorded to the oil and gas property balance.

Financial Instruments and Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivables. The Company maintains its cash in accounts with major financial institutions within the United States. The Company’s cash balances can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk.

The Company is subject to credit risk resulting from the concentration of its oil, natural gas and NGL receivables with significant purchasers. One purchaser accounted for all of the Company’s oil sales revenues for the years ended December 31, 2024 and 2023. A separate purchaser accounted for all the natural gas and NGL revenues for the years ended December 31, 2024 and 2023. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company will follow normal collection procedures. The Company does not believe the loss of either purchaser would materially impact its operating results as oil, natural gas and NGLs are fungible products with a well-established market and numerous purchasers.

Revenue recognition

The Company records revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”) which uses a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue as each performance obligation is satisfied.

Revenue from contracts with customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or the processor of the product. Revenue is measured based on the consideration the Company expects to receive in exchange for those products.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Performance obligations and significant judgments

The Company sells oil and natural gas products in the United States through a single reportable segment. The Company enters into contracts that generally include oil, natural gas, and associated liquids in variable quantities and priced based on a specific index related to the type of product.

The oil and natural gas are typically sold in an unprocessed state to processors and other third parties for processing and sale to customers. The Company recognizes revenue at a point in time when control of the oil or natural gas passes to the customer or processor, as applicable, discussed below.

The Company sells its oil to a single purchaser under a month-to-month purchase agreement at a price based on an index price from the purchaser. This agreement will continue on a month-to-month basis thereafter unless and until terminated by the Company or the purchaser with a 30-day advance notice. Oil that is produced from the Company’s wells is stored in tank batteries located on the Company’s lease. When the purchaser’s truck connects to the storage tank and oil enters the truck, control of the oil is transferred to the purchaser, the Company’s obligations are satisfied, and revenue is recognized.

The Company sells its natural gas and NGLs to a single purchaser, who is also the processor, under a purchase agreement at a price based on an index price from the purchaser which expired on May 31, 2024. This agreement currently continues on a month-to-month basis unless and until terminated by the Company or the purchaser with a 30-day advance notice. Under our natural gas and NGL contracts with processors, when the unprocessed natural gas is delivered at the sales meter, control of the gas is transferred to the purchaser, the Company’s obligations are satisfied, and revenue is recognized. In the cases where the Company sells to a processor, management has determined that the processors are customers. The Company recognizes the revenue in these contracts based on the net proceeds received from the processor.

The Company will sell its helium to two purchasers, each purchasing 50% of the helium production under 10-year contracts. One of the contracts will commence upon delivery of gaseous helium production at the tailgate of the processing plant. The other contract will commence upon delivery of liquid helium from the Keyes Helium Company (“Keyes Helium”) liquefaction plant located in Keyes, Oklahoma. When the gaseous helium is loaded into the gaseous helium trailer, control of the helium is transferred to the purchaser, the Company’s obligations will be satisfied, and revenue will be recognized. With regards to liquid helium, the Company will transport the gaseous helium to the Keyes Helium liquefaction plant. Once the helium has been liquified and loaded into the liquid helium trailer, control of the helium is transferred to the purchaser, the Company’s obligations are satisfied, and revenue is recognized.

The Company has no unsatisfied performance obligations at the end of each reporting period.

Management does not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified. There is a low level of uncertainty due to the precision of measurement and use of index-based pricing adjusted for transportation and other related deductions, which are based on contractual or historical data. Additionally, any variable consideration identified is not constrained.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment;
●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Related parties

All material related-party transactions are approved by members of the Board of Directors not affiliated with the transactions. These Board members consider the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to the Company and the relevant related party. In determining whether to approve a related party transaction, the following factors are considered: (1) if the terms are fair to the Company, (2) if there are business reasons to enter into the transaction, or (3) if the transaction would present an improper conflict of interest for any officer.

Income taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company recorded a valuation allowance of $2,487,466 and $0 for the years ended December 31, 2024 and 2023, respectively.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period it is recognized. (See NOTE 13. INCOME TAXES)

The Company records any tax-related interest charges as interest expense and any tax-related penalties as other expenses in the consolidated statements of operations of which there have been none to date.

The Company is also subject to the Texas Margin Tax. The Company realized no Texas Margin Tax in the accompanying consolidated financial statements as we do not anticipate owing any Texas Margin Tax for the periods presented.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values.

The Company periodically issues common stock and common stock options to consultants for various services. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in the ASU are effective for public business entities for annual periods beginning after December 31, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense and information used to assess segment performance. The amendments in the ASU are effective for public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. The amendments in the ASU are effective for public entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the effect of the adoption of this guidance.

NOTE 3: RECAPITALIZATION

As discussed in Note 1, “Organization and Basis of Presentation,” on December 6, 2024, the Company completed the Business Combination contemplated by the Business Combination Agreement dated January 3, 2024, by and among ROCL, the Merger Sub, and NEH.

At the Closing, pursuant to the Business Combination Agreement and after giving effect to the redemption of shares of ROCL common stock:

1.	The total consideration paid at the Closing (the “Merger Consideration”) by ROCL to New Era Helium Corp. security holders was 8,916,625 shares of common stock of Holdings.
2.	Each share of Merger Sub common stock, par value $0.0001 per share (“Merger Sub Common Stock”), issued and outstanding immediately prior to the Effective Time (as defined in the Business Combination Agreement) was converted into one newly issued share of the Company’s common stock.

Following the filing of the Articles of Merger with the Secretary of State of the State of Nevada, ROCL merged with and into Holdings, with Holdings as the surviving company of the Initial Merger. Following the filing of the Articles of Merger with the Secretary of State of the State of Nevada, Merger Sub merged with and into with New Era Helium Corp. as the surviving corporation of the Business Combination, effective December 6, 2024. Thus, New Era Helium Corp. became a wholly owned subsidiary of ROCL. In connection with the Business Combination, Holdings changed its name to “New Era Helium Inc.”

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Although ROCL was the legal acquirer of NEH in the merger, NEH is deemed to be the accounting acquirer, and the historical financial statements of NEH became the basis for the historical financial statements of the Company upon the closing of the merger. NEH was determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

●	NEH’s current shareholders have a majority of the voting power in the combined company;
●	NEH’s existing stockholders have the ability to control decisions regarding election and removal of directors and officers of the combined company;
●	NEH is the larger entity in terms of substantive operations and employee base;
●	NEH comprises the ongoing operations of the combined company;
●	NEH’s existing senior management is the senior management of the combined company.

In accordance with the guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to December 6, 2024, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to NEH’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to NEH’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

The following table reconciles the elements of the Business Combination to the consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2024:

Cash: trust and cash, net of redemptions	$3,826,474
Convertible note	6,225,000
Less: transaction costs paid	(5,113,579)
Net proceeds from the Business Combination	4,937,895
Less: recognition of the ROCL closing balance sheet	(662,009)
Convertible note less transaction costs	(6,225,000)
Transaction costs	(375,000)
Reverse recapitalization, net	$(2,324,114)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

ROCL common stock outstanding prior to the Business Combination	11,500,000
Less: Redemption of ROCL common stock	(11,162,973)
ROCL common stock	337,027
ROCL founder shares outstanding	2,325,000
ROCL private shares outstanding	461,500
Shares issued to advisors	1,125,000
Business combination shares	4,248,527
NEH shares	8,916,625
Common stock immediately after the Business Combination	13,165,152

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

The number of NEH shares was determined as follows:

		NEH Shares
		after Conversion
	NEH Shares	Ratio
Common stock	8,623,205	8,916,625

Public and private placement warrants

The 5,750,000 Public Warrants issued at the time of ROCL’s initial public offering and the 230,750 warrants issued in connection with the private placement at the time of ROCL’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (See Note 12 EQUITY).

Redemption

Prior to the closing of the Business Combination, certain ROCL public stockholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 11,162,973 shares of ROCL common stock for an aggregate payment of $117,044,333.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expenses and other current assets as of the dates indicated:

	December 31,	December 31,
	2024	2023
Retainer for workover rigs	$240,000	$—
Prepaid insurance	575,498	45,298
Prepaid expense	3,444	44,975
Prepaid taxes	133,198	—
Deferred closing costs	—	8,417
Security deposit	5,050	5,050
Other	9,986	9,986
Total prepaid expenses - current	$967,176	$113,726

Retainer for workover rigs	$360,000	$—
Total prepaid expenses-noncurrent	$360,000	$—

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The Company will record depreciation expense for the processing plant over its estimated useful life.

Depreciation on the processing plant will commence once the processing plant is placed into service. The Company records depreciation expense for computer equipment and furniture and fixtures over a useful life of five years. The Company records depreciation expense for leasehold improvement over the lesser of their estimated useful lives or the underlying terms of the associated leases.

	December 31,	December 31,
	2024	2023
Processing plant under construction – cost	$3,791,736	$3,581,736
Computer equipment – cost	9,820	9,820
Furniture and fixtures – cost	22,101	22,101
Leasehold improvements – cost	23,006	23,006
Total – cost	3,846,663	3,636,663

Processing plant under construction – accumulated depreciation	—	—
Computer equipment – accumulated depreciation	(6,874)	(4,910)
Furniture and fixtures – accumulated depreciation	(16,271)	(11,850)
Leasehold improvements – accumulated depreciation	(13,776)	(9,175)
Total – accumulated depreciation	(36,921)	(25,935)

Processing plant under construction – net	3,791,736	3,581,736
Computer equipment – net	2,946	4,910
Furniture and fixtures – net	5,830	10,251
Leasehold improvements – net	9,230	13,831
Total Property, plant and equipment, net	$3,809,742	$3,610,728

The Company recorded depreciation expense in the amounts of $10,986 and $10,843 during the years ended December 31, 2024, and 2023, respectively.

NOTE 6. OIL AND NATURAL GAS PROPERTIES

	December 31,	December 31,
	2024	2023
Evaluated oil and natural gas properties – cost	$6,933,071	$6,368,179
Accumulated depletion and impairment	(6,142,978)	(5,426,488)
Oil and natural gas properties, net	$790,093	$941,691

The Company had no unevaluated properties at December 31, 2024, and 2023.

The Company recorded depletion expense in the amounts of $716,490 and $767,401 during the years ended December 31, 2024, and 2023, respectively. There were no ceiling test impairments recorded during the years ended December 31, 2024 and 2023.

Additions

During the year ended December 31, 2024, the Company incurred approximately $31,000 of cost primarily associated with staking various locations in Chaves County, New Mexico, approximately $123,000 of costs associated with the evaluation of a new field gathering system, approximately $584,000 of costs related to revision to estimated plugging and abandonment costs and plugging and abandonment costs in excess of liability recorded for asset retirement obligations during the year ended December 31, 2024, and approximately $20,000 on other producing property related costs.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Disposals

In June 2024, the Company assigned interest in certain properties located in Chaves County, New Mexico to Earnest Producing Corporation (“Earnest”), an entity controlled by Joel Solis, the Company’s chairman. The amount recorded as a deduction of Evaluated oil and natural gas properties – cost was $193,229. This was based on a $166,449 fair value calculated for the properties and assumption of the asset retirement obligations by Earnest. At the time of the assignment, the asset retirement costs recorded on the Company’s consolidated balance sheets associated with these properties was $26,780. (See NOTE 9. RELATED PARTY TRANSACTIONS)

NOTE 7. NOTES PAYABLE

On June 1, 2023, the Company renewed a secured Promissory Note (“the Note”) with a balance of $475,000, an interest rate of 14%, and requiring a principal reduction payment of $10,000, and a fee payment of $16,341 upon renewal and maturing on December 1, 2023. On December 1, 2023, the balance of $465,000 of the Note was renewed, requiring fee payment of $15,719 upon renewal and maturing on June 1, 2024. On July 1, 2024, the balance of $465,000 of the Note was renewed, requiring fee payment of $15,719 upon renewal and maturing on December 1, 2024. The Note carries an interest rate of 14.5%. As of December 31, 2024, and 2023, there were $0 and $469,968, respectively, payable on the Note which includes accrued interest. For the year ended December 31, 2023, these amounts were recorded as Notes payable - current on the Company’s consolidated balance sheets.

On August 25, 2023, the Company, through its wholly owned subsidiary NEH Midstream, LLC., entered into a Promissory Note (“AirLife Note”) with AirLife Gases USA Inc. (“AirLife”). Under the AirLife Note, NEH Midstream agreed to pay AirLife the principal sum of $2,000,000 or such lesser amount as shall equal the outstanding principal amount of the Advance made to NEH Midstream by AirLife. The entire balance will be due on the earlier of (i) the date that is 18 months after the commencement date as defined the Purchase and Sale Agreement between NEH Midstream and AirLife dated August 25, 2023, or (ii) May 30, 2027. Interest shall accrue at 0.0211%, compounded daily, equivalent to an annual interest rate of 8%, commencing on the date the advance was made and continuing until repaid. The Company’s interest in certain oil and natural gas properties, included within the Oil and natural gas properties, net (full cost) balance on the Company’s consolidated balance sheets are pledged as collateral for the AirLife Note. As of December 31, 2024, and 2023, the amount outstanding under the AirLife Note, including accrued interest of $217,823 and $53,013, respectively and was $2,217,823 and $2,053,013, respectively, and recorded as Notes payable — noncurrent on the Company’s consolidated balance sheets.

Starting in February 2024, NEH conducted a bridge financing round, pursuant to which it issued 10% Secured Convertible Debentures (the “Bridge Financing Debentures”) to certain investors. The Bridge Financing Debentures are payable on the earliest of: i) the date that the holder accelerates the obligations under the Bridge Financing Debentures; ii) March 1, 2025; or iii) the consummation of the business combination. The Bridge Financing Debentures are not eligible for prepayment and interest accrues monthly. Provided that the date of consummation of the business combination occurs prior to either March 1, 2025 or the date on which the holder accelerates the obligations under the Bridge Financing Debentures, the Bridge Financing Debentures are convertible into common stock of the Combined Company at a conversion rate determined by dividing (i) the principal and interest converted hereunder by (ii) the per share valuation (on a fully diluted basis) of the Combined Company’s common stock using a pre-money valuation of the Company of $20 million. The Company’s interest in certain oil and natural gas properties, included within the Oil and natural gas properties, net (full cost) balance on the Company’s consolidated balance sheets are pledged as collateral for the Bridge Financing Debentures. As a result of the Business Combination, on December 6, 2024, the Bridge Financing Debenture in the amount of $751,600 was repaid and the Bridge Financing Debentures in the aggregate amount of $3,662,091 were converted into shares of the Company common stock.

Loan and Equity Purchase Facility Agreement

On December 6, 2024, following the closing of the Business Combination, the Company and an institutional investor (the “EPFA Investor”) entered into an Equity Purchase Facility Agreement (the “EPFA”). Pursuant to the EPFA, the Company has the right to issue and sell to the EPFA Investor, and the EPFA Investor must purchase from the Company, up to an aggregate of $75 million (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to the satisfaction or waiver of certain conditions. The Company may issue up to 866,873 Advance Shares assuming a purchase price of $8.075 per Advance Share.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

The EFPA also provides for the issuance of two pre-paid advances in the aggregate amount of $10 million, the first pre-paid advance in the amount of $7 million and the second pre-paid advance in the amount of $3 million, each of which to be evidenced by a senior secured convertible promissory note (“the Notes”), which is convertible into shares of Common Stock. The Notes are secured by all assets of the Company. The Note for the First Pre-Paid Advance is initially convertible into 770,000 shares of Common Stock, assuming a conversion price of $10 and no accrued and unpaid interest. The Second Pre-Paid Advance Note will be initially convertible into 330,000 shares of Common Stock, assuming a conversion price of $10 and no accrued and unpaid interest.

The proceeds from the Second Pre-Paid Advance Note and sale of Advance Shares are expected to be used by the Company first to pay the then monthly payment on any outstanding Notes and then the remainder in the manner for working capital. Pursuant to the terms of the EPFA, the Company is required to hold a special meeting of stockholders no later than ninety (90) calendar days following December 6, 2024 to seek approval of (i) the issuance of all of the shares of Common Stock that may be issuable pursuant to the Notes and the EPFA in compliance with the rules and regulations of Nasdaq and (ii) an amendment to the Company’s articles of incorporation to increase the number of authorized shares of capital stock of the Company to 250,000,000. At any time until the EPFA is terminated, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell to the EPFA Investor, and the EPFA Investor must subscribe for and purchase from the Company, Advance Shares, on the following terms:

(i) The Company must, in its sole discretion, select the number of Advance Shares, not to exceed the Maximum Advance Amount (as defined below), it desires to issue and sell to the EPFA Investor in each Advance Notice (the “Advance Notice”).

(ii) There is no mandatory minimum Advances and there is no non-usages fee for not utilizing the Commitment Amount or any part thereof.

(iii) For so long as any amount remains outstanding under the Notes, without the prior written consent of the EPFA Investor, the Company may only submit an Advance Notice if the aggregate purchase price owed to the Company from such Advances (“Advance Proceeds”) may be paid by the EPFA Investor by offsetting the amount of the Advance Proceeds against an equal amount outstanding under the subject Notes (first towards accrued and unpaid interest, and then towards outstanding principal), subject to the Advance Proceeds being used by the Company first to pay the monthly payments of the Notes in accordance with the terms of the Notes and then the remainder in the manner as will be set forth in the prospectus included in any registration statement filed pursuant to the EPFA (and any post-effective amendment thereto) and any prospectus supplement thereto filed pursuant to the EPFA, including for working capital purposes for the Company and its subsidiaries.

(iv) If there is any default under the Notes, the Company may only submit an Advance Notice if the Company obtains the prior written consent of the EPFA Investor and the Company must use the proceeds from the sale of the Advance Shares under the EPFA to first pay the Company’s senior Indebtedness, including amounts outstanding under any Notes.

“Maximum Advance Amount” means: “Accelerated Purchase Maximum Advance Amount” in respect of each Advance Notice with an accelerated purchase pricing period, 400% of the average daily trading volume over the five trading days before the notice date, but not exceed the ownership and registration limitations in the EPFA; and

“Regular Purchase Maximum Advance Amount” in respect of each Advance Notice with a regular purchase pricing period, 100% of the average daily trading volume over the five trading days before the notice date, also subject to the ownership and registration imitations in the EPFA.

The price per Advance Share will be determined by multiplying the market price by 95% in respect of an Advance Notice, which shall be reduced by one-third (1/3rd) for each Excluded Day Purchase Price (as defined in the EPFA), which is not known at the time an Advance Notice is delivered but shall be determined on each closing based on the daily prices of the Advance Shares that are the inputs to the determination of the purchase price.

While the Convertible Notes are outstanding, the Company cannot issue, sell, grant, or otherwise dispose of any securities, or enter into any agreement or arrangement to do so, at a price per security less than 120% of $2.00 per share of Common Stock (the “EPFA Floor Price”) on such date, or otherwise provide rights to acquire securities at an effective price per security below 120% of the EPFA Floor Price unless the Company uses the proceeds of such transaction to fully redeem such outstanding Notes.

Until the termination of the EPFA, the Company must maintain a minimum cash balance of $500,000.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

As an inducement to entering into the EPFA, a designee of the EPFA Investor received 550,000 shares of ROCL and such shares were converted into 550,000 shares of Common Stock in connection with Business Combination.

Senior Secured Convertible Promissory Note

Each Convertible Note provides for a 7% original issue discount and is for a term of 15 months. Commencing on the ninetieth (90th) day following the applicable Issuance Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount has been repaid, the Company is required to make monthly payments to the holder of the Note (the “Holder”). Each monthly payment will be in an amount equal to the sum of (i) one twelfth (1/12) of the initial aggregate principal of the Note and all other notes issued pursuant to the EPFA, plus (ii) accrued and unpaid under the Note as of each payment date. Interest accrues on the outstanding principal balance at an initial annual rate equal to 10% (“Interest Rate”), which Interest Rate will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Note).

On December 6, 2024, the Company drew the first prepaid advance of $7,000,000, net of an original issue discount of $490,000 and debt issuance costs of $5,048,574. As of December 31, 2024, the Company recorded $282,286 of amortization of the debt discount in the consolidated statement of operations. The unamortized debt discount is expected to be amortized over the next 14.5 months. As of December 31, 2024 and 2023 the accrued interest on the Convertible Note in the consolidated balance sheets was $49,863 and $0.

On January 16, 2025, following the effectiveness of the Company’s Registration Statement on Form S-1, on December 30, 2024, the Company issued another Senior Secured Convertible Promissory Note (the “Subsequent Note”) to the Investor in an aggregate principal amount of $3.0 million for an aggregate purchase price of $2.79 million after giving effect to a 7% original issue discount. The Subsequent Note is for a term of 15 months from the Issuance Date.

Conversion Rights

Each Note is convertible into shares of Common Stock at the option of the Investor at an initial conversion price of $10.00 per share (the “Conversion Price”). If the Company sells, enters into an agreement to sell, or grants any option to purchase any shares of Common Stock or any other securities that are at any time convertible into, or exercisable or exchangeable for common stock, at an effective price per share less than the Conversion Price of the Note then in effect, the Conversion Price will be reduced to equal the effective price per share in such dilutive issuance. The Conversion Price is also subject to a downward adjustment if an Event of Default occurs. The Conversion Price is subject to an initial floor price of $2.00 per share of Common Stock, however beginning on the effective date of the initial Registration Statement, and on the same day of every six (6) months thereafter (each, a “Floor Price Reset Date”), the floor price will be reduced to 20% of the average volume weighted average price of the Common Stock for such trading day on the primary market of the Common Stock during regular trading hours as reported by Bloomberg L.P. (the “VWAP”) during the five (5) trading days immediately prior to such Floor Price Reset Date. Additionally, the Company may reduce the floor price to any amount set forth in a written notice to the Holder, provided that any such reduction will be irrevocable and will not be subject to increase thereafter. The Company may prepay the Note at its option, upon thirty (30) business days written notice, by paying a 10% redemption premium.

Event of Default Conversion

From and after the occurrence of an Event of Default, the Holder may elect to convert the Note into shares of the Common Stock at the “Event of Default Conversion Price”, which is equal to the lower of the Conversion Price then in effect; and 90% of the lowest VWAP of the Common Stock during the ten (10) consecutive trading days immediately prior to the date on which we received written notice of such conversion from such holder, subject to the Floor Price.

Limitations on Conversion

A Holder shall not have the right to convert any portion of the Note to the extent that, after giving effect to such conversion, the Holder (together with its related parties) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of shares of the Company Common Stock outstanding immediately after giving effect to such conversion. The Maximum Percentage may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the Holder, except that any increase will only be effective upon 61 days’ prior written notice to us.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Redemption Rights

At any time, the Company may redeem in cash all, or any portion, of the Note, in an amount equal to the outstanding principal balance being redeemed, plus a 10% premium in respect of such principal amount, plus all accrued and unpaid interest, if any, on such principal amount.

Security Agreement

Also, on December 6, 2024, the Company, each of its subsidiaries (each, a “Grantor”), and the Investor, entered into a Security Agreement (the “Security Agreement”) with respect to the Notes. Pursuant to the Security Agreement, each Grantor granted a security interest in such Grantor’s right, title and interest in and to each type of property described in the Security Agreement, (collectively, the “Collateral”), including, but not limited to the Company’s Equipment, Inventory, Receivables, Related Contracts, Pledged Debt, Investment Property, Pledged Stock and Account Collateral. The Collateral secures and will secure all debts, obligations, liabilities, covenants and duties of every kind owed at any time to the Secured Parties by the Grantors under the Purchase Agreement, the Notes, the Guarantee and/or each other Transaction Document.

Subsidiary Guarantee

Also, on December 6, 2024, each of the Company’s subsidiaries (the “Guarantors”) executed a guarantee agreement (the “Subsidiary Guarantee”), whereby each such Guarantor guaranteed to the EPFA Investor the prompt and full payment and performance of the Guaranteed Obligations of the Company under and pursuant to the Security Agreement.

The table below summarizes the outstanding notes payable as of December 31, 2024 and 2023, including the effects of discounts and debt issuance costs:

	December 31, 2024	December 31, 2023
Current
The Note – principal	$—	$465,000
The Note – accrued interest	—	4,968
Convertible note due 2026	7,000,000	—
Discounts, net (1)	(462,602)	—
Debt issuance costs, net (2)	(4,303,686)	—
Notes payable – current	$2,233,712	$469,968

AirLife Note – principle	$2,000,000	$2,000,000
AirLife Note – accrued interest	217,823	53,013
Notes payable – noncurrent	$2,217,823	$2,053,013

(1)Discounts as of December 31, 2024 and 2023, consisted of $490,000 and $0, respectively, in discounts less accumulated amortization of $27,398 and $0, respectively.

(2)Debt issuance costs as of December 31, 2024 and 2023, consisted of $5,048,574 and $0, respectively, in debt issuance costs less accumulated amortization of $254,888.

NOTE 8. LEASE LIABILITIES

The Company currently occupies office space in Midland, Texas under a month - to - month arrangement. The Company is reviewing its options regarding continued use of this office space and will continue to expense the cost to use this office.

On May 27, 2022, the Company entered into a 12-month lease agreement for office space in Hermosa Beach, California. The lease had a base monthly rent of approximately $2,550 expired on May 31, 2023. The Company reached an agreement with the lessor to continue occupancy of this space on a month-to-month basis. It is the Company’s intention to remain at this location though June 30, 2025. The Company will review options regarding the continuation of using this office space but has begun to expense the cost to use this office starting June 1, 2024.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Other information related to leases as of December 31, 2024, and 2023, is as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	—	0.21	years
Weighted-average discount rate
Operating leases	—	2.85%

The are no future minimum rental payments required under the operating leases as of December 31, 2024.

A reconciliation of current lease liabilities as recognized in the consolidated balance sheets as of December 31, 2024 and December 31, 2023, is as follows:

	December 31, 2024	December 31, 2023
Lease liabilities – current	$—	$12,750
Total future minimum lease payments	—	12,750
Less imputed interest	—	(60)
Total	$—	$12,690

NOTE 9. RELATED PARTY TRANSACTIONS

Balance outstanding of related parties:

Name of Party	Receivable / Payable	December 31, 2024	December 31, 2023
Will Gray	Payable (note)	$—	$170,000
Will Gray	Payable (expenses)	—	6,464
Mike Rugen	Payable (consulting fees and expenses)	1,354	21,115
Joel Solis	Payable (note)	—	175,000
Liberty Pump & Supply, Co.	Payable (field operations, insurance)	—	393,072
Tall City Well Service	Payable (field operations)	—	120,462
Total	Payable	$1,354	$886,113

On December 28, 2023, the Company entered into a series of agreements with E. Will Gray II, the Company’s CEO and Director. One agreement had an effective date of March 29, 2023, and acknowledges the Company’s receipt from Mr. Gray of $45,000. The Company promised to pay Mr. Gray the full amount on or before the earlier of (i) February 15, 2024, or (ii) the closing of the Company’s business combination with Roth CH Acquisitions V Co. Another agreement had an effective date of April 19, 2023, and acknowledges the Company’s receipt from Mr. Gray of $35,000. The Company promised to pay Mr. Gray the full amount on or before the earlier of (i) February 15, 2024, or (ii) the closing of the Company’s business combination with Roth CH Acquisitions V Co. The final agreement had an effective date of December 22, 2023, and acknowledges the Company’s receipt from Mr. Gray of $90,000. The company promised to pay Mr. Gray the full amount on or before the earlier of (i) February 15, 2024, or (ii) the closing of the Company’s business combination with Roth CH Acquisitions V Co. On August 5, 2024, the Company repaid $47,500 and on September 26, 2024, the Company repaid an additional $47,500, and on December 10, 2024, the Company repaid $75,000 which represented the balance of the amounts due to Mr. Gray.

The Company received $50,000 on January 22, 2024 from Adrian Beeston, an investor, and received $150,000 on January 30, 2024 from Joel Solis, the Company’s former Chairman of the Board. These loans bear no interest and shall be repaid by the Company no later than April 1, 2024. On February 29, 2024 the Company repaid $150,000 due to Mr. Solis. On September 26, 2024, the Company repaid $25,000 of the amount due to Mr. Beeston.

On March 5, 2024, the Company entered into an agreement with Joel G. Solis, the Company’s former Chairman and Director. This agreement acknowledges the Company’s receipt from Mr. Solis of $50,000 on February 9, 2023, $45,000 on February 14, 2023, $20,000 on February 17, 2023, and $60,000 on February 27, 2023 (the “Loans”). The Loans bear no interest and shall be repaid by no later than June 30, 2024. On August 1, 2024, the Company repaid $70,000 and on September 26, 2024, the Company repaid the remaining $105,000 due to Mr. Solis.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

On May 14, 2024, Adrian Beeston contributed $27,500 to the Company. This payment was contributed as part of the Bridge Financing Debentures process. (See NOTE 7. NOTES PAYABLE) As a result of the Business Combination, the balance due to Adrian Beeston of $27,500 was repaid.

In June 2024, the Company assigned interest in certain properties located in Chaves County, New Mexico to Earnest Producing Corporation, an entity controlled by Joel Solis, the Company’s chairman. The properties assigned were valued at $166,449, the fair market value on the effective date of the assignment. The Company determined fair market value using various economic parameters including annual cash flows, discounted future net revenues, and return on investment. This transaction is compensation for Mr. Solis’ past contributions to the Company and for Mr. Solis not continuing as a director at the consummation of the Business Combination.

In July 2024, Tall City Well Service Co., LP (“Tall City”), a Company controlled by Joel Solis, entered into a Standby Retainer, Consulting and Services Agreement and a 10% Secured Convertible Debenture with the Company. As a result of the Business Combination, the 10% Secured Convertible Debenture was repaid.

NOTE 10: OTHER CURRENT LIABILITIES

The following table presents the components of other current liabilities as of the dates indicated:

	December 31,	December 31,
	2024	2023
Royalty payable – ONRR	$27,896	$45,059
Installment agreement – ONRR	19,681	—
Total other current liabilities	$47,577	$45,059

NOTE 11. ASSET RETIREMENT OBLIGATIONS

The Company has a number of oil and gas wells in production and will have AROs that will be settled once the wells are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration.

AROs associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The fair value of AROs is recognized at the date a new well is completed or the acquisition date of the working interest. The cost of the tangible asset, including the asset retirement cost, is depleted over the life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates including revisions to estimated inflation rates, revisions to estimated discount rates and changes in the estimated timing of abandonment. The Company used the following inputs in its calculation of its asset retirement obligations.

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
Inflation rate	3.873%		3.087%
Discount factor	10.0%		10.0%
Estimated asset life	4 – 50	years	11 – 50	years

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

The following table shows the change in the Company’s ARO liability for the years ended December 31, 2024 and 2023:

Asset retirement obligations, January 1, 2023	$5,485,915
Liabilities incurred	85,802
Liabilities sold	(3,510,966)
Change in estimates	(497,407)
Accretion expense	91,624
Asset retirement obligations, December 31, 2023	1,654,968
Liabilities sold	(26,780)
Liabilities settled	(28,087)
Change in estimates	435,067
Accretion expense	162,896
Asset retirement obligations, December 31, 2024	$2,198,064

The liabilities sold during the year ended December 31, 2024 represented the asset retirement obligations associated with certain properties located in Chaves County, New Mexico that were assigned to Earnest Producing Corporation by the Company. (See NOTE 9. RELATED PARTY TRANSACTIONS)

NOTE 12. EQUITY

Reorganization Agreement and Plan Share Exchange and Issuance of Shares

Preferred stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common stock - The Company is authorized to issue 70,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2024, there were 13,165,152 shares issued and 12,990,794 shares outstanding. As of December 31, 2023, there were 6,421,829 shares of common stock issued and outstanding. Each share of Common Stock has one vote and has similar rights and obligations.

As a result of the Business Combination, the Company recognized stock-based compensation related to the sale of ROCL Founder Shares to certain ROCL initial stockholders and independent directors. The fair value of the 167,234 shares sold to the ROCL initial stockholders and independent directors was approximately $788,900, or $4.72 per share and was recorded in general and administrative expenses the consolidated statement of operations for the year ended December 31, 2024.

The Company recognized stock-based compensation related to the transfer of 550,000 ROCL Founder Shares to ATW pursuant to the Equity Purchase Facility Agreement. The fair value of the ROCL Founder Shares was approximately $5,181,000, or $9.42 per share and was recorded in debt discount in the consolidated balance sheet at December 31, 2024.

The Company recognized stock-based compensation related to the issuance of 575,000 shares of common stock of the combined company pursuant to the advisory agreement. The fair value of the advisory shares was approximately $5,681,000, or $9.88 per share and was recorded in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024.

Warrants – As part of ROCL’s initial public offering (“IPO”), ROCL issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (“the Public Warrants”). Simultaneously with the closing of the IPO, ROCL completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share (the “Private Warrants”). As of December 31, 2024, there are 5,750,000 Public Warrants and 230,750 Private Warrants outstanding.

Also, on December 6, 2024, the Company and an institutional investor (the “Warrant Investor”) entered into a securities purchase agreement (the “Warrant Purchase Agreement”) pursuant to which the Company issued and sold to the Investor warrants to purchase up to $30,000,000 shares of Common Stock (the “Warrant Shares”) comprised of two tranches, (a) a warrant to purchase up to $10,000,000 shares of Common Stock (the “First Tranche Warrant”) and (b) a warrant to purchase up to $20,000,000 shares of Common Stock (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “ATW Warrants”). The ATW Warrants may be exercised

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

on any day on or after December 6, 2024, in whole or in part at an initial exercise price of $10.00 per share (the “Exercise Price”), subject to certain adjustments as provided in the applicable Warrant. The number of Warrant Shares issuable upon exercise of First Tranche Warrant is equal to the quotient of (i) the product of (x) $10 million minus any amount previously paid to exercise the Warrants and (y) multiplied by 110%, and (ii) divided by the Exercise Price then in effect. Currently, the number of Warrant Shares issuable upon exercise of the First Tranche Warrant is equal to 1,100,000, assuming an Exercise Price of $10. The number of Warrant Shares issuable upon exercise of Second Tranche Warrant is equal to 2,140,000, subject to certain adjustments.

The Company has analyzed the Public Warrants, Private Warrants, and ATW Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480 or ASC 815.

NOTE 13. INCOME TAXES

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions.

The components of the Company’s consolidated provision for income taxes from operations are as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Current provision for income taxes:
Federal	$—	$—
State	—	—
Total Current provision for income taxes	$—	$—
Deferred income tax benefit:
Federal	$515,428	$(515,428)
State	93,072	(93,072)
Total Deferred income tax benefit	$608,500	$(608,500)
Total provision for income taxes	$608,500	$(608,500)

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company files federal and New Mexico income tax returns. The Company is current with all its federal and state tax filings. The 2023 through 2024 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

A reconciliation of the U.S. federal statutory rate to the Company’s effect income tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Tax statutory rate	21.0%	21.0%
Income tax benefit at the federal statutory rate	$(2,766,516)	$(125,655)
Change in entity tax status*	—	(1,088,171)
Change in tax rates	(21,329)	—
Nondeductible expenses	1,232,605	628,016
Return-to-provision adjustment	16,729	—
State taxes, net of federal benefit	(340,455)	—
Change in valuation allowance	2,487,466	—
Other	—	(22,690)
Income tax benefit	$608,500	$(608,500)
Effective income tax rate	(4.6)%	101.7%

*See NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

GAAP requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Significant components of net deferred tax assets (liabilities) at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Depreciation and depletion on oil and gas assets	$691,341	$466,890
Stock based compensation	311,178	—
Net operating loss carryforwards	1,494,132	154,976
Total deferred tax assets	$2,496,651	$621,866
Deferred tax liabilities:
Prepaid expenses	$(4,564)	$(6,178)
Other PPE depreciation	(4,621)	(7,188)
Total deferred tax liabilities	$(9,185)	$(13,366)
Net Deferred tax assets (liabilities)	$2,487,466	$608,500
Valuation allowance	(2,487,466)	—
Net	$—	$608,500

A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, and we consider the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. The Company recorded a valuation allowance of $2,487,466 and $0 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company has $6,005,503 and $625,104 federal net operating losses. The remaining net operating losses are subject to the 80% taxable income limitation. As of December 31, 2024 and 2023, the Company has $6,005,503 and $625,104 state net operating losses.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. In December 2024, the Company issued common stock to various parties in connection with the business combination. A Section 382 ownership study has not been completed yet. The management will continue to evaluate the occurrence of ownership change and the impact on utilization of prior year NOL.

We have evaluated whether there were material uncertain tax positions requiring recognition in our financial statements. During the period of 2023 to 2024, the Company recognized $0 uncertain tax liability.

NOTE 14. EARNINGS PER SHARE AND MEMBERS’ UNIT

The Company calculated net income/(loss) per share using the treasury stock method. The table below sets for the computation of basic and diluted net income/(loss) per share for the period presented below.

	For the Year Ended
	December 31,
	2024	2023
Net income (loss)	$(13,782,384)	$10,145
Basic weighted average common shares outstanding	12,985,830	6,080,372
Diluted weighted average common shares outstanding	—	—
Basic and diluted weighted average common shares outstanding	12,985,830	6,080,372
Basic and diluted net income (loss) per share	$(1.06)	$0.00

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

NOTE 15. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company, as a lessee of oil and gas properties, is subject to various federal, provincial, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Irrevocable Standby Letter of Credit and Promissory Note

On September 24, 2020, the Company entered into an irrevocable standby letter of credit (“LOC”) and a promissory note with West Texas National Bank in the amount of $25,000 with variable interest initially of 4.25% per annum and maturing on December 24, 2021. No amount was drawn down under this LOC up to the date it was amended on October 29, 2021.

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2025. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of December 31, 2024, and December 31, 2023, no amount was drawn down under the LOC.

NOTE 16: REVENUES

The following table presents the revenue by type as of the dates indicated:

	For the Year Ended
	December 31,
	2024	2023
Natural gas	$1,336,137	$1,480,319
Less gathering and processing	(1,084,325)	(1,176,975)
Natural gas, net	251,812	303,344
NGL	254,172	147,877
Oil	26,796	160,971
Total Revenue, net	532,780	612,192

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

NOTE 17. FAIR VALUE MEASUREMENTS

The Company accounts for certain liabilities at fair value and classifies these liabilities with the fair value hierarchy. Our asset retirement obligation liabilities are measured at fair value on a non-recurring basis.

Assets, liabilities, and expenses subject to fair value measurements are as follows:

December 31, 2024	Level 1	Level 2	Level 3	Total
Asset:
Equity facility derivative asset	$—	$—	$16,999	$16,999

Liabilities:
ARO liabilities	$—	$—	$2,198,064	$2,198,064
Assignment of interest in certain properties	$—	$—	$166,449	$166,449
Embedded derivative liability	$—	$—	$309,181	$309,181

Expenses:
Stock-based compensation	$—	$—	$6,893,650	$6,893,650

December 31, 2023
Liability:
ARO liabilities	$—	$—	$1,654,968	$1,654,968

Expense:
Stock-based compensation	$—	$—	$2,499,000	$2,499,000

The properties assigned were valued at $166,449, the fair market value on the effective date of the assignment. The Company determined fair market value using various economic parameters including annual cash flows, discounted future net revenues, and return on investment. (See NOTE 9. RELATED PARTY TRANSACTIONS)

For the years ended December 31, 2024 and 2023, the shares issued in the stock-based compensation were valued at the fair market values on the grant date using the share price of common stock sold to investors approximately 30 days from the grant date and the fair market value on the grant date, respectively.

The carrying value of cash and cash equivalents, trade receivable, prepaid and other current assets, due from related parties, accounts payable, accrued liabilities, due to related party, and other current liabilities, as reflected in the consolidated balance sheets, approximate fair value, due to the short-term maturity of these instruments. The carrying value of notes payable approximates their fair value due to immaterial changes in market interest rates.

There was no equity facility derivative asset and no embedded derivative liability as of December 31, 2023.

The equity facility derivative asset and the embedded derivative liability were valued using a Monte Carlo model.

The following table provides quantitative information regarding Level 3 fair value measurements for the embedded derivative as of December 6, 2024.

	Equity Facility	Embedded
	Derivative Asset	Derivative Liability
	December 6, 2024	December 6, 2024
Conversion price	$—	$10.00
Share price	$9.88	$9.88
Volatility	29.0%	28.0%
Probability of default	—	41.0%
Risk-free rate	4.23%	4.08%
Dividend yield	—	—

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

NOTE 18. SUBSEQUENT EVENTS

Limited Liability Company Agreement

On January 21, 2025, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) with SharonAI for the creation of Texas Critical Data Centers LLC, a Delaware limited liability company and joint venture of the Company and SharonAI (the “Joint Venture”). Pursuant to the terms of the LLC Agreement, the purpose of the Joint Venture is to engage in (i) the purchase, building, and development of a site in Texas with an initial 250 MW gas-fired power plant and corresponding data center, and (ii) the operation of this site and (iii) any and all lawful activities necessary or incidental thereto.

Each of the Company and SharonAI has contributed $75,000 to the Joint Venture and have a 50% membership interest in the Joint Venture, constituting the initial members of the Joint Venture. So long as a Member holds a membership interest in the Joint Venture, such Member may not withdraw or resign as a member prior to the dissolution and winding up of the Joint Venture, and any such withdrawal or resignation or attempted withdrawal or resignation will be null and void. Members are required to make additional capital contributions (each, an “Additional Capital Contribution”) as set forth in the LLC Agreement, and failure to make Additional Capital Contributions in accordance with the terms of the LLC Agreement entitle the non-defaulting Member to institute proceedings against the non-contributing Member (“Non-Contributing Member”), purchase such Non-Contributing Member’s membership interest, or force a sale of such Non-Contributing Member’s membership interest. No Member may transfer all or any portion of its membership interest without the written consent of the other Member unless such transfer is made pursuant to a Non-Contributing Member’s failure to make Additional Capital Contributions as set forth in the LLC Agreement. New Members of the Joint Venture may be admitted from time to time pursuant to the terms of the LLC Agreement. No real or personal property of the Joint Venture will be deemed to be owned by any of its Members individually and will be owned by, and title will be vested solely in, the Joint Venture. Each fiscal year, net income and net loss will be allocated amongst the Members pro rata in accordance with their membership interests in the Joint Venture. Distributions of the Joint Venture, following allowance for payment of Joint Venture obligations then due and payable, will be made to the members on at least a quarterly basis (unless the Board and members unanimously agree otherwise), pro rata in accordance with the Members’ percentage interests in the Joint Venture.

 Senior Secured Convertible Promissory Note

On January 16, 2025 (the “Issuance Date”), following the effectiveness of the Company’s Registration Statement on Form S-1, as amended, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 30, 2024, and pursuant to the terms of the EPFA, the Company issued another Senior Secured Convertible Promissory Note (the “Subsequent Note”) to the Investor in an aggregate principal amount of $3.0 million for an aggregate purchase price of $2.79 million after giving effect to a 7% original issue discount. The Subsequent Note is for a term of 15 months from the Issuance Date. Commencing on the ninetieth (90th) day following the Issuance Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount has been repaid, the Company is required to make monthly payments to the holder of the Subsequent Note (the “Holder”). Each monthly payment will be in an amount equal to the sum of (i) one twelfth (1/12) of the initial aggregate principal of the Subsequent Note and all other notes issued pursuant to the EPFA, plus (ii) accrued and unpaid under the Subsequent Note as of each payment date. Interest accrues on the outstanding principal balance hereof at an initial annual rate equal to 10% (“Interest Rate”), which Interest Rate will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Subsequent Note).

Conversion Rights.

Conversion at Option of Holder. The Subsequent Note is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the option of the Investor at an initial conversion price of $10.00 per share (the “Conversion Price”). Subject to certain exceptions outlined in the Subsequent Note, including, but not limited to, equity issuances in connection with its equity incentive plan and certain strategic acquisitions, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, Common Stock, at an effective price per share less than the Conversion Price of the Subsequent Note then in effect, the Conversion Price will be reduced to equal the effective price per share in such dilutive issuance. The Conversion Price is also subject to a downward adjustment if an Event of Default occurs. The Conversion Price is subject to an initial floor price (the “Floor Price”) of $0.7176 per share of Common Stock; however, beginning on July 15, 2025 and on the same day of every six (6) months thereafter (each, a “Floor Price Reset Date”), the Floor Price will be reduced to 20% of the average volume weighted average price of the Common Stock for such trading day on the primary market of the Common Stock during

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

regular trading hours as reported by Bloomberg L.P. (the “VWAP”) during the five (5) trading days immediately prior to such Floor Price Reset Date. Additionally, the Company may reduce the Floor Price to any amount set forth in a written notice to the Holder, provided that any such reduction will be irrevocable and will not be subject to increase thereafter. The Company may prepay the Subsequent Note at its option, upon thirty (30) business days written notice, by paying a 10% redemption premium.

Redemption Rights.

At any time, the Company may redeem in cash all, or any portion, of the Subsequent Note, in an amount equal to the outstanding principal balance being redeemed, plus a 10% premium in respect of such principal amount, plus all accrued and unpaid interest, if any, on such principal amount.

Event of Default Conversion. From and after the occurrence of an Event of Default, the Holder may elect to convert the Subsequent Note into shares of the Common Stock at the “Event of Default Conversion Price,” which is equal to the lower of:

●	The Conversion Price then in effect; and
●	90% of the lowest VWAP of the Common Stock during the ten (10) consecutive trading days immediately prior to the date on which we received written notice of such conversion from such holder, subject to the Floor Price.

Limitations on Conversion. A Holder shall not have the right to convert any portion of the Subsequent Note to the extent that, after giving effect to such conversion, the Holder (together with its related parties) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of shares of our Common Stock outstanding immediately after giving effect to such conversion. The Maximum Percentage may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the Holder, except that any increase will only be effective upon 61 days’ prior written notice to the Company.

Amended and Restated Equity Purchase Facility Agreement

On February 21, 2025, the Company and the Investor entered into an Amended and Restated Equity Purchase Facility Agreement (the “A&R EPFA”), which amends and restates the Existing EPFA in its entirety. Capitalized terms used herein and not defined herein have the meanings ascribed thereto in the A&R EPFA.

The A&R EPFA provides, among other things, that for so long as any amount remains outstanding under the Promissory Notes, if the Company submits an Advance Notice (as defined in the A&R EPFA), then the aggregate purchase price owed to the Company from such Advance Notice (the “Advance Proceeds”) shall be paid by the Investor to the Company and used by the Company in accordance with Section 7.15 of the A&R EPFA; provided, however, that any such Advance Notice that is submitted during any thirty (30) calendar day period preceding the date on which the Company is required to make a monthly payment pursuant to Sections 1(b) and 1(d) of the Promissory Notes (each such payment, a “Note Payment”), then without the prior written consent of the Investor, the Company may only submit such Advance Notice, if the Advance Proceeds are paid by the Investor by offsetting the amount of the Advance Proceeds against the full amount of the applicable Note Payment (first towards accrued and unpaid interest, then towards Payment Premiums (as defined in the Promissory Notes) (if applicable), and then towards outstanding principal), with any remaining Advance Proceeds to be paid by the Investor in cash to the Company and used by the Company in accordance with Section 7.15 of the A&R EPFA. Furthermore, if there is any default under the Promissory Notes, the Company may only submit an Advance Notice with the prior consent of the Investor.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Under the terms of the A&R EPFA, the price per Advance Share (as defined in the A&R EPFA) is set at the product obtained by multiplying the market price by 95%. In the event of a Regular Purchase Pricing Period (as defined in the A&R EPFA), the Company may elect to set the minimum price per Advance Share (the “Minimum Acceptable Price”) for such Advance Notice, however, if no Minimum Acceptable Price is selected, the Minimum Acceptable Price will automatically be set at a price equal to the Floor Price (as defined in the A&R EPFA) then in effect multiplied by 105.3%. In the event of an Accelerated Purchase Pricing Period (as defined in the A&R EPFA), the Minimum Acceptable Price shall always equal the Floor Price then in effect multiplied by 105.3%. Each trading day during a Pricing Period (as defined in the A&R EPFA) that is an Excluded Day (as defined in the A&R EPFA), shall result in an automatic reduction to the number of Advance Shares set forth in such Advance Notice by (i) in the event of a Regular Purchase Pricing Period, one-third for each such Excluded Day, (ii) in the event of an Accelerated Purchase Pricing Period, (A) with respect to an Equity Condition Excluded Day (as defined in the A&R EPFA), 100% or (B) with respect to a MAP Excluded Day (as defined in the A&R EPFA), 16% for each MAP Event (as defined in the A&R EPFA) in the applicable Accelerated Purchase Pricing Period. The A&R EPFA also provides that in no event may the Purchase Price be lower than the Floor Price then in effect and the Company may not submit an Advance Notice, without the consent of the Investor, if the market price of the Company’s common stock immediately prior to submission is lower than 120% of the Floor Price then in effect.

Pursuant to the terms of the A&R EPFA, the Floor Price is currently set at $0.7176 per Common Share, which is equal to 20% of the average five-day VWAP of the Common Shares on January 15, 2025, which is the date the Company’s resale registration statement on Form S-1 was declared effective. The A&R EPFA further provides that, beginning on July 15, 2025 and on the same day of every six (6) months thereafter (each, a “Floor Price Reset Date”), the Floor Price shall be adjusted (downwards only) to 20% of the average VWAP of the common stock during the five (5) trading days immediately prior to such Floor Price Reset Date. Notwithstanding the foregoing and subject to the rules and regulations of the Nasdaq Stock Market LLC, the Company may reduce the Floor Price then in effect to any amount set forth in a written notice to the Investor; provided that such reduction shall be irrevocable and shall not be subject to increase thereafter.

Letter of Intent

On February 27, 2025, the Company issued a press release announcing its intention, along with its joint venture partner, Sharon AI, Inc., to acquire a 200-Acre Site for 250MW Net-Zero AI Data Center in the Permian Basin.

Notice of Delisting

On March 4, 2025, the Company received a letter from Nasdaq (the “Notice”) which notified the Company that, for 30 consecutive business days, the Company’s market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 2, 2025 (the “MVLS Compliance Period”), to regain compliance with the MVLS Rule. The Notice notes that, to regain compliance, the Company’s MVLS must close at or above $50,000,000 for a minimum of ten consecutive business days during the MVLS Compliance Period. The Notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

Share Issuances

The Company issued the following shares under the EPFA:

●	800,000 shares issued on January 22, 2025, at approximately $2.64 per share for an aggregate of $2,112,800.
●	15,000 shares issued on January 31, 2025, at approximately $2.67 per share for an aggregate of $40,042.
●	20,000 shares issued on February 25, 2025, at approximately $2.28 per share for an aggregate amount of $45,600.

The Company also issued 125,000 shares on February 6, 2025.  These shares were approved by the Board of Directors on January 14, 2025 related to work performed during 2024.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

NOTE 19. SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

The Company only has one reportable operating segment, which is oil and natural gas development, exploration and production in the United States. See the Company’s accompanying consolidated statements of operations for information about results of operations for oil and natural gas producing activities.

Net Capitalized Costs

The table below reflects the capitalized costs of the Company’s oil and natural gas properties and the related accumulated depletion:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Proved oil and natural gas properties	$6,933,071	$6,368,179
Unproved oil and natural gas properties	—	—
Total proved and unproved oil and natural gas properties	6,933,071	6,368,179
Less accumulated depletion and impairment	(6,142,978)	(5,426,488)
Net capitalized cost	$790,093	$941,691

Cost Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The following table reflects costs incurred in oil and natural gas property acquisition, development, and exploratory activities:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Acquisition costs:
Property acquisitions – proved	$2,526	$1,169,882
Property acquisitions – unproved	—	—
Exploration costs	—	—
Development costs	171,615	—
ARO liabilities incurred and change in estimates, net	583,981	(411,605)
Total	$758,122	$758,277

Results of Operations From Oil and Natural Gas Producing Activities

The follow table reflects the Company’s results of operations for oil and natural gas producing activities:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Revenues, net	$532,780	$612,192
Less:
Lease operating expense	1,179,728	1,332,548
Depletion	716,491	767,401
Accretion of discount on asset retirement obligations	162,896	91,624
Results of operations from oil and natural gas producing activities	$(1,526,335)	$(1,579,381)

The depletion rate used for the years ended December 31, 2024 and 2023 were $0.77 per Mcfe and $0.90 per Mcfe, respectively.

Oil and Natural Gas Reserves

Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12- month average price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each of the twelve months prior to the end of the reporting period. These prices as of December 31, 2024, 2023, and 2022 were $75.48, $78.22, and $93.67 per barrel for oil and $2.13, $2.64, and $6.36 per MMBtu for natural gas, respectively. The estimated realized prices used in computing the Company’s reserves as of December 31, 2024, were as follows: (i) $48.73 per barrel of oil, (ii) $30.19 per barrel of NGL, (iii) $1.32 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2023, were as follows: (i) $37.40 per barrel of oil, (ii) $31.29 per barrel of

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

NGL, (iii) $1.97 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2022, were as follows: (i) $93.67 per barrel of oil, (ii) $37.47 per barrel of NGL, (iii) $5.23 per Mcf of natural gas. The prices were held constant and adjusted for gravity, heating value, quality, transportation, and marketing.

The proved reserve estimates as of December 31, 2024, 2023, and 2022 were prepared by MKM Engineering, independent reservoir engineers, and reflect the Company’s current development plans. All estimates of proved reserves are determined according to the rules prescribed by the SEC in existence at the time the estimates were made. These rules require that the standard of “reasonable certainty” be applied to proved reserve estimates, which is defined as having a high degree of confidence that the quantities will be recovered. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as more technical and economic data becomes available, a positive or upward revision or no revision is much more likely than a negative or downward revision. Estimates are subject to revision based upon a number of factors, including many factors beyond the Company’s control, such as reservoir performance, prices, economic conditions, and government restrictions. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of that estimate.

Reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Estimating quantities of proved oil and gas reserves is a complex process that involves significant interpretations and assumptions and cannot be measured in an exact manner. It requires interpretations and judgment of available technical data, including the evaluation of available geological, geophysical, and engineering data. The accuracy of any reserve estimate is highly dependent on the quality of available data, the accuracy of the assumptions on which they are based upon, economic factors, such as oil and gas prices, production costs, severance and excise taxes, capital expenditures, workover and remedial costs, and the assumed effects of governmental regulation.

The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from oil and gas properties the Company owns declines as reserves are depleted. Except to the extent the Company conducts successful exploration and development activities or acquires additional properties containing proved reserves, or both, the Company’s proved reserves will decline as reserves are produced.

As the Company’s reserve profile is predominantly natural gas, an equivalent mcf is used in the table below. The conversion is calculated by multiplying the oil and NGL barrels by six to arrive at an equivalent mcf. This calculation is based on one barrel of crude oil having approximately the same energy content as six mcf of gas.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

The following table reflects changes in proved reserves during the periods indicated:

	Oil	NGL	Gas
	(Bbl)	(Bbl)	(Mcf)	(Mcfe)
Proved reserves on December 31, 2021	—	—	16,639,110	16,639,110
Discoveries and extensions	94,390	4,232,200	38,137,000	64,096,540
Purchase of reserves in place	—	—	—	—
Sale of reserves in place	—	—	—	—
Revisions of previous estimates	1,421	3,148	9,832,279	9,859,690
Production	(1,421)	(3,148)	(1,112,169)	(1,139,580)
Proved reserves on December 31, 2022	94,390	4,232,200	63,496,220	89,455,760
Discoveries and extensions	10,590	232,500	3,345,420	4,803,960
Purchase of reserves in place	21,230	11,340	638,590	834,010
Sale of reserves in place	(12,840)	—	(4,047,390)	(4,124,430)
Revisions of previous estimates	51,716	(601,905)	(4,520,875)	(7,822,014)
Production	(2,076)	(2,285)	(830,145)	(856,306)
Proved reserves on December 31, 2023	163,010	3,871,850	58,081,820	82,290,980
Discoveries and extensions	—	—	—	—
Purchase of reserves in place	—	—	—	—
Sale of reserves in place	(49,000)	—	(5,000)	(302,000)
Revisions of previous estimates	(72,505)	279,439	3,196,695	4,441,299
Production	(325)	(4,379)	(903,985)	(932,209)
Proved reserves on December 31, 2024	41,180	4,146,910	60,369,530	85,498,070
Proved developed reserves at:
December 31, 2021	—	—	16,639,110	16,639,110
December 31, 2022	94,390	—	29,711,410	30,277,750
December 31, 2023	163,010	—	28,527,300	29,505,360
December 31, 2024	41,180	—	29,628,600	29,875,650
Proved undeveloped reserves at:
December 31, 2021	—	—	—	—
December 31, 2022	—	4,232,200	33,784,810	59,178,010
December 31, 2023	—	3,871,850	29,554,520	52,785,620
December 31, 2024	—	4,146,910	30,740,930	55,622,420

The Company’s Proved Undeveloped Reserves included 80 drilling locations at December 31, 2024 and 2023, 91 drilling locations at December 31, 2022, and no locations at December 31, 2021. The reduction in drilling locations at December 31, 2023 were a result of delays in the Company’s drilling program. All of the locations at December 31, 2022 were added primarily due to the planned acquisition, construction, and installation of a gas processing facility and a gathering system which made these wells economic. In addition, through the Company’s planned efforts to raise capital through project and equity financing, and expected future cash flows from operations, the Company expects to be able to fund the drilling of these locations and complete the drilling within 5 years. None of these locations are added or removed as a result of changes in prices or costs.

The amounts included in Discoveries and Extensions during 2022 were primarily related to inclusion of the proved undeveloped locations described in the above paragraph. The amounts included in Discoveries and extensions in 2023 were primarily related to behind pipe opportunities as a result of further property evaluations conducted during 2023.

New Era Helium Inc.

Notes to Audited Consolidated Financial Statements

Positive revisions of previous estimates of 6,827,110 Mcfe during 2021 related to a $1.07 per Mcf increase in natural gas prices and positive revision of 579,444 Mcfe related to well performance. Positive revisions of previous estimates of 9,539,800 Mcfe during 2022 were related to a $3.39 per Mcf increase in natural gas prices well performance, and positive revisions of 319,893Mcfe related to well performance. Negative revisions of previous estimates of 7,787,700 Mcfe during 2023 resulted from removal of proved undeveloped locations due to a delay in the start of operations of the Pecos Slope Gas Plant, negative revisions of 163,100 Mcfe related to pricing, partially offset by positive revisions of 128,786 Mcfe related to well performance. Positive revisions of previous estimates of 4,441,309 Mcfe during 2024 related to a 3,134,000 positive revision primarily related to reduced operating related costs partially offset by $0.64 per Mcf decrease in natural gas prices and 1,307,309 Mcfe positive revision related to well performance

Standardized Measure of discounted Future Net Cash Flows

The following table reflects the Company’s standardized measure of discounted future net cash flows relating from its proved oil and natural gas reserves:

	December 31,	December 31,	December 31,
	2024	2023	2022
Future cash inflows	$207,127,260	$241,246,940	$494,920,870
Future production costs	(95,300,230)	(110,389,040)	(144,477,250)
Future development costs*	(90,159,460)	(81,950,970)	(92,154,270)
Future income tax expense	(12,600,170)	(17,221,680)	(70,254,330)
Future net cash flows	9,067,400	31,685,250	188,035,020
Discount to present value at 10% annual rate	(19,263,060)	(30,927,340)	(140,187,170)
Standardized measure of discounted future net cash flows	$(10,195,660)	$757,910	$47,847,850

*Includes all estimated future costs that will be incurred to settle our asset retirement obligations

The amount included in the above table for Discount to present value at 10% annual rate in 2021 was a result of timing of settlements of asset retirement obligations as compared to timing of future cash inflows. The timing of the settlements of the asset retirement obligations primarily occurred much later in the reserve life and therefore are significantly discounted, while the high cash inflows occurred in the reserve life.

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves:

	December 31,	December 31,	December 31,
	2024	2023	2022
Standardized measure of discounted future net cash flows, beginning of year	$757,910	$47,847,850	$101,640
Sales of oil and gas, net of production costs and taxes	536,360	720,356	(2,430,122)
Net changes in prices and production costs	(17,169,560)	(73,270,210)	14,288,740
Changes in future development costs	(13,980,180)	10,118,660	(388,690)
Discoveries and extensions	—	1,788,800	56,440,090
Revision in previous quantity estimates	3.616.860	(9,848,690)	3,884,040
Previously estimated development costs incurred	—	—	—
Purchase of minerals in place	—	491,310	—
Sales of minerals in place	(265,930)	(3,463,350)	—
Net change in income taxes	1,724,880	18,397,390	(26,021,070)
Accretion of discount	1,095,900	6,990,340	547,360
Changes in timing and other	13,488,100	985,454	1,425,862
Standardized measure of discounted future net cash flows, end of year	$(10,195,660)	$757,910	$47,847,850

The amounts included in Discoveries and Extensions during 2023 were related to behind pipe opportunities as a result of further property evaluations conducted during 2023. The amounts included in Discoveries and Extensions during 2022 were related to drilling locations that were added as described in the Oil and Natural Gas Reserves section above.