Form 10-Q
period 2025-03-31
NEW ERA HELIUM INC.
filed 2025-05-15
CIK 2028336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-41497

NEW ERA HELIUM INC.

(Exact name of registrant as specified in its charter)

Nevada	99-3749880
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4501 Santa Rosa Dr. Midland, TX 79707
(Address of principal executive offices and Zip Code)

(432) 695-6997
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NEHC	The Nasdaq Stock Market LLC
Warrants	NEHCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐    No☒

As of May 12, 2025, the registrant had 14,474,051 shares of common stock issued and outstanding.

NEW ERA HELIUM INC.

NEW ERA HELIUM INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,033,596	$1,053,744
Accounts receivable, net	1,172,173	851,304
Prepaid expenses and other current assets	937,501	967,176
Restricted investments	1,349,169	1,333,789
Total current assets	4,492,439	4,206,013

Oil and natural gas properties, net (full cost)	652,296	790,093
Property, plant and equipment, net	4,481,609	3,809,742
Prepaid expenses – noncurrent	300,000	360,000
Equity facility derivative asset	1,596	16,999
TOTAL ASSETS	$9,927,940	$9,182,847

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	1,128,227	1,730,610
Accrued liabilities	404,231	319,327
Excise taxes payable	1,155,726	1,155,726
Withholding taxes payable	594,561	594,561
Share issuance liability	—	423,750
Convertible note, net of discount	4,420,297	2,233,712
Notes payable - current	562,727	—
Embedded derivative liability	381,216	—
Due to related parties	15,539	1,354
Other current liabilities	61,710	47,577
Total current liabilities	$8,724,234	$6,506,617

Embedded derivative liability	—	309,181
Asset retirement obligation	2,252,996	2,198,064
Notes payable – noncurrent	1,697,611	2,217,823
Total liabilities	$12,674,841	$11,231,685

Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	$—	$—
Common stock, $0.0001 par value, 245,000,000 shares authorized, 14,125,152 issued and 13,950,794 outstanding at March 31, 2025; 70,000,000 shares authorized, 13,165,152 issued and 12,990,794 shares outstanding at December 31, 2024	1,414	1,318
Treasury stock, 174,358 shares at March 31, 2025 and December 31, 2024	(17)	(17)
Additional paid-in capital	14,344,197	11,722,100
Accumulated deficit	(17,092,495)	(13,772,239)
Total Stockholders’ Deficit	$(2,746,901)	(2,048,838)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,927,940	$9,182,847

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA HELIUM INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
Revenues, net
Oil, natural gas, and product sales, net	$326,455	$329,211
Total Revenues, net	326,455	329,211

Costs and expenses
Lease operating expenses	260,480	503,560
Depletion, depreciation, amortization, and accretion	198,409	244,044
General and administrative expenses	1,936,654	745,064
Total Costs and expenses	2,395,543	1,492,668

Loss from operations	(2,069,088)	(1,163,457)

Other income (expenses)
Change in fair value of derivative asset	(15,403)	—
Change in fair value of derivative liability	190,977	—
Interest income	15,380	16,594
Interest expense	(1,442,122)	(60,338)
Other, net	—	66,799
Total Other income (expenses), net	(1,251,168)	23,055

Loss before provision for income taxes	(3,320,256)	(1,140,402)

Benefit for income taxes	—	281,370
Net loss	$(3,320,256)	$(859,032)

Net loss per share – basic and diluted
Basic and diluted	$(0.24)	$(0.13)

Weighted-average shares outstanding – basic and diluted
Basic and diluted	13,860,763	6,425,297

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA HELIUM INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

							Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	13,165,152	$1,318	(174,358)	$(17)	$11,722,100	$(13,772,239)	$(2,048,838)
Sale of common stock	835,000	84	—	—	2,198,359	—	2,198,443
Common shares issued for services	125,000	12	—	—	423,738	—	423,750
Net loss	—	—	—	—	—	(3,320,256)	(3,320,256)
Balance, March 31, 2025	14,125,152	$1,414	(174,358)	$(17)	$14,344,197	$(17,092,495)	$(2,746,901)

				Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2024	6,421,829	$643	$517,843	$10,145	$528,631
Sale of common stock	3,546	1	11,999	—	12,000
Net loss	—	—	—	(859,032)	(859,032)
Balance, March 31, 2024	6,425,375	$644	$529,842	$(848,887)	$(318,401)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA HELIUM INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,320,256)	$(859,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	198,409	244,044
Change in fair value of derivative asset	15,403	—
Change in fair value of derivative liability	(190,977)	—
Deferred income tax benefit	—	(281,370)
Amortization of debt discount and debt issuance costs	1,160,447	—
Accrued interest expense on note payable and other current liabilities	42,515	43,094
Interest income on investments and notes receivable	(15,380)	(16,594)
Changes in operating assets and liabilities:
Accounts receivables	(320,869)	20,638
Prepaid expenses and other assets	89,675	(210,847)
Accounts payable	(602,384)	577,864
Accrued expenses	84,905	(14,174)
Due to related parties	14,185	204,151
Other liabilities – current	14,133	(27,238)
Net cash used in operating activities	(2,830,194)	(319,464)

Cash Flows from Investing Activities:
Investment in property, plant and equipment, net	(677,547)	(200,000)
Investment in oil and natural gas properties	—	(29,996)
Net cash used in investing activities	(677,547)	(229,996)

Cash Flows from Financing Activities:
Issuance of common stock	2,198,443	12,000
Proceeds from note payable	—	494,528
Proceeds from convertible note, net of transaction costs	2,790,000	—
Repayment on convertible notes	(1,416,667)	—
Debt issuance costs	(84,183)	—
Proceeds from related party	—	50,000
Net cash provided by financing activities	3,487,593	556,528
Net Change in Cash and cash equivalents	(20,148)	7,068
Cash and cash equivalents – Beginning of period	1,053,744	120,010
Cash and cash equivalents – End of period	$1,033,596	$127,078
Supplemental cash flow information:
Cash interest payments	$260,093	$16,921

The accompanying notes are an integral part of these consolidated financial statements.

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

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

Furthermore, the historical financial statements of NEH became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Quarterly Report reflect (i) the historical operating results of NEH prior to the merger; (ii) the combined results of ROCL and NEH following the close of the merger; (iii) the assets and liabilities of NEH at their historical cost and (iv) NEH’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger. See Note 3 - Reverse Capitalization for further details of the merger.

Basis of Presentation

The accompanying consolidated financial statements of the Company as of March 31, 2025 and December 31, 2024, have been prepared in accordance with GAAP issued by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the years presented. References to GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Risks and Uncertainties

As a producer of natural gas, NGLs and oil, and an anticipated future producer of helium, the Company’s revenue, profitability, and future growth are substantially dependent upon the prevailing and future prices for helium, natural gas, NGLs and oil, which are dependent upon numerous factors beyond its control such as economic, political, and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that the prices for helium, natural gas, NGLs or oil will not be subject to wide fluctuations in the future. A substantial or extended decline in prices for helium, natural gas, NGLs and oil could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of natural gas, helium, NGL and oil reserves that may be economically produced and the Company’s access to capital.

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

In connection with the ROCL stockholders’ vote at the May 2023 Special Meeting, ROCL public stockholders exercised their right to redeem 8,989,488 shares of ROCL common stock for a total of $93,010,772 as of May 31, 2023. In connection with the ROCL stockholders’ vote at the December 2023 Special Meeting, 927,715 shares of ROCL common stock were tendered for redemption as of December 1, 2023. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, which occurs within a tax year, should be recorded in the period of such stock issuance or event giving rise to an exception. As of March 31, 2025 and December 31, 2024, the Company recorded $1,029,003 of excise tax liability calculated as 1% of the value of shares redeemed on May 31, 2023 and December 1, 2023.

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

During the second quarter of 2023, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024, until paid in full. The Company has $126,722 of accrued interest and penalty in the consolidated balance sheet at March 31, 2025 and December 31, 2024.

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

The Company is actively monitoring the Company’s MVLS between now and September 2, 2025, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the MVLS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

Functional and reporting currency

The functional and reporting currency of the Company is the United States dollar.

Liquidity and Going Concern

The Company recorded a net loss of $3,320,256 for the three months ended March 31, 2025, and net loss of $859,032 for the three months ended March 31, 2024. As of March 31, 2025, the Company had a working capital deficit of $4,231,795 and a cash balance of $1,033,596.

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

The Company’s future capital requirements will depend on many factors, including the Company’s revenue growth rate, and the timing and extent of spending to support further sales and marketing efforts. In connection with the closing of the Business Combination on December 6, 2024, the Company and an institutional investor (the EPFA Investor”) entered into an Equity Purchase Agreement (the “EPFA”). Pursuant to the EPFA, the Company has the right to issue and sell to the EPFA Investor, and the EPFA Investor must purchase from the Company, up to an aggregate of $75 million (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to the satisfaction or waiver of certain conditions. The EFPA also provides for the issuance of two pre-paid advances in the aggregate amount of $10 million, the first pre-paid advance in the amount of $7 million, which was drawn by the Company on December 6, 2024, and the second pre-paid advance in the amount of $3 million, which was drawn by the Company on January 16, 2025, each of which is evidenced by a senior secured convertible promissory note (each, a “Convertible Note”), which is convertible into shares of common stock.

The Company is making payments of principal and interest on the Convertible Notes and the Company’s general and administrative expenses through funds received from shares sold under the EFPA. The Company’s share price has significantly declined and as a result, management has concern about the Company’s ability to sell sufficient shares under the EFPA at high enough prices to produce cash flow to meet its obligations within the assessment period as necessary. The Company may need to raise additional financing thorough loans. The Company cannot provide any assurance that the new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, The Company’s business, results of operations and financial condition would be materially and adversely affected. As a result, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance date of the March 31, 2025, consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, certain disclosures at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Significant estimates affecting the consolidated financial statements have been prepared on the basis of the most current and best available information. The estimates and assumptions include but are not limited to inputs used to calculate asset retirement obligations (“AROs”) (Note 11), the estimate of proved natural gas, oil, and natural gas liquids reserves and related present value estimates of future net cash flows therefrom (Note 6) and inputs used to calculate the value of the derivative asset and derivative liabilities (Note 16). These estimates and assumptions are based on management’s best estimates and judgements. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company did not hold any cash equivalents other than cash on deposit.

Restricted Investments

Restricted investments relates to Certificates of Deposit (“CDs”) held at West Texas National Bank. These CDs are used as collateral for operating and plugging bonds for the New Mexico Oil Conservation Division, New Mexico State Land Office, and the Bureau of Land Management.

Receivables and Allowance for Expected Losses

The Company’s receivables result primarily from the sale of oil, natural gas and NGLs as well as billings to joint interest owners for properties in which the Company serves as the operator. Receivables from product sales are generally due within 30 to 60 days after the last day of each production month and do not bear any interest. Receivables associated with joint interest billings are regularly reviewed by Management for collectability, and they establish or adjust an allowance for expected losses as necessary. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. Management has determined that an allowance for expected losses was not required for the three months ended March 31, 2025, and the year ended December 31, 2024.

	March 31,	December 31,
	2025	2024
Oil, natural gas and NGL sales	$281,299	$108,091
Joint interest accounts receivable	773,894	624,577
Other accounts receivable	116,980	118,636
Total Accounts receivable, net	$1,172,173	$851,304

The beginning accounts receivable balance at January 1, 2024 was $692,351.

The Company did not write off any accounts receivable during the three months ended March 31, 2025 and the year ended December 31, 2024.

Prepaid Expenses

The Company includes in prepaid expenses payments made in advance for goods or services for which the Company will receive a future benefit. Prepaid expenses are recorded at cost and are expensed over the period in which the benefit is realized.

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Betterments, renewals, and extraordinary repairs that materially extend the useful life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The Company includes in property, plant and equipment the processing plant under construction, computer equipment, furniture and fixtures, and leasehold improvements.

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

The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount. The Company recorded no impairment charges during the quarters ended March 31, 2025 and 2024.

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves. The Company recorded no ceiling test impairment charges for the three months ended March 31, 2025 and December 31, 2024.

Accounts Payable and Accrued Liabilities

The Company’s payables and accrued liabilities result primarily from the operation of its oil and natural gas properties as well as the administration of the Company. For properties in which the Company is operator, the Company pays 100% of most operating costs, then bills the non-operating partners for their share of the costs. The Company records the Company’s share of these costs in its consolidated statements of operations. Accounts payable are generally due within 30 days of receipt of the invoices by the Company and do not bear any interest. The table below represents the accounts payable and accrued liabilities recorded in the Company’s consolidated balance sheets.

	March 31, 2025	December 31, 2024
Trade payable	$375,402	$1,003,380
Suspense payable	752,825	727,230
Total accounts payable	$1,128,227	$1,730,610

Total accrued liabilities	$404,231	$319,327

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

Financial Instruments and Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in accounts with major financial institutions within the United States. The Company’s cash balances can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk.

The Company is subject to credit risk resulting from the concentration of its oil, natural gas and NGL receivables with significant purchasers. One purchaser accounted for all of the Company’s oil sales revenues for the three months ended March 31, 2025 and 2024. A separate purchaser accounted for all the natural gas and NGL revenues for the three months ended March 31, 2025 and 2024. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company will follow normal collection procedures. The Company does not believe the loss of either purchaser would materially impact its operating results as oil, natural gas and NGLs are fungible products with a well-established market and numerous purchasers.

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

Performance obligations and significant judgments

The Company sells oil and natural gas products in the United States through a single reportable segment. The Company enters into contracts that generally include oil, natural gas, helium, and associated liquids in variable quantities and priced based on a specific index related to the type of product.

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

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

Convertible Note Payable

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine (1) whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and (2) whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of a “derivative” in ASC 815, Derivatives and Hedging. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations. See Note 7 “Notes Payable” for further information.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company recorded a valuation allowance of $3,384,508 and $2,487,466 for the period ending March 31, 2025, and December 31, 2024, respectively.

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

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees, including grants of stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values.

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

Loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260 - 10, Earnings Per Share ("ASC 260 - 10"), which requires presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. For the three months ended March 31, 2025 and 2024, all potentially dilutive securities were not included in the calculation of diluted net loss per share as their effect would be anti - dilutive.

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

Redemption

Prior to the closing of the Business Combination, certain ROCL public stockholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 11,162,973 shares of ROCL common stock for an aggregate payment of $117,044,333.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expenses and other current assets as of the dates indicated:

	March 31,	December 31,
	2025	2024
Retainer for workover rigs	$240,000	$240,000
Legal Retainer	50,000	—
Prepaid insurance	418,949	575,498
Prepaid interest	24,374	—
Prepaid annual Nasdaq fee	52,500	—
Prepaid expense	3,444	3,444
Prepaid taxes	133,198	133,198
Security deposit	5,050	5,050
Other	9,986	9,986
Total prepaid expenses and other current assets- current	$937,501	$967,176

Retainer for workover rigs	$300,000	$360,000
Total prepaid expenses-noncurrent	$300,000	$360,000

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The Company will record depreciation expense for the processing plant over its estimated useful life.

Depreciation for the processing plant will commence once the processing plant is placed into service. The Company records depreciation expense for computer equipment and furniture and fixtures over a useful life of five years. The Company records depreciation expense for leasehold improvement over the lesser of their estimated useful lives or the underlying terms of the associated leases.

	March 31,	December 31,
	2025	2024
Processing plant under construction – cost	$4,341,736	$3,791,736
Computer equipment – cost	30,020	9,820
Field equipment – cost	107,347	—
Furniture and fixtures – cost	22,101	22,101
Leasehold improvements – cost	23,006	23,006
Total – cost	4,524,210	3,846,663

Processing plant under construction – accumulated depreciation	—	—
Computer equipment – accumulated depreciation	(7,365)	(6,874)
Field equipment – accumulated depreciation	(2,933)	—
Furniture and fixtures – accumulated depreciation	(17,376)	(16,271)
Leasehold improvements – accumulated depreciation	(14,927)	(13,776)
Total – accumulated depreciation	(42,601)	(36,921)

Processing plant under construction – net	4,341,736	3,791,736
Computer equipment – net	22,655	2,946
Field equipment – net	104,414	—
Furniture and fixtures – net	4,725	5,830
Leasehold improvements – net	8,079	9,230
Total Property, plant and equipment, net	$4,481,609	$3,809,742

The Company recorded depreciation expense in the amounts of $5,680 and $2,746 during the three months ended March 31, 2025, and 2024, respectively.

NOTE 6. OIL AND NATURAL GAS PROPERTIES

	March 31,	December 31,
	2025	2024
Evaluated oil and natural gas properties – cost	$6,933,071	$6,933,071
Accumulated depletion and impairment	(6,280,775)	(6,142,978)
Oil and natural gas properties, net	$652,296	$790,093

The Company had no unevaluated properties at March 31, 2025 and December 31, 2024.

The Company recorded depletion expense in the amounts of $137,797 and $194,871 for the three months ended March 31, 2025 and 2024, respectively. There were no ceiling test impairments recorded during the three months ended March 31, 2025 and the year ended December 31, 2024.

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 7. NOTES PAYABLE

AirLife Note Payable

On August 25, 2023, the Company, through its wholly owned subsidiary NEH Midstream, LLC., entered into a Promissory Note (“AirLife Note”) with AirLife Gases USA Inc. (“AirLife”). Under the AirLife Note, NEH Midstream agreed to pay AirLife the principal sum of $2,000,000 or such lesser amount as shall equal the outstanding principal amount of the Advance made to NEH Midstream by AirLife. The entire balance will be due on the earlier of (i) the date that is 18 months after the commencement date as defined the Purchase and Sale Agreement between NEH Midstream and AirLife dated August 25, 2023, or (ii) May 30, 2027. Interest shall accrue at 0.0211%, compounded daily, equivalent to an annual interest rate of 8%, commencing on the date the advance was made and continuing until repaid. The Company’s interest in certain oil and natural gas properties, included within the Oil and natural gas properties, net (full cost) balance on the Company’s consolidated balance sheets are pledged as collateral for the AirLife Note. As of March 31, 2025 and December 31, 2024, the amount outstanding under the AirLife Note, including accrued interest of $260,338 and $217,823, respectively, and were $2,260,338 and $2,217,823, respectively, and recorded as Notes payable – current and Notes payable — noncurrent on the Company’s consolidated balance sheets.

Pursuant to the terms of the Purchase Agreement, if the Purchase Agreement is terminated due to delay of the November 30, 2025 Commencement Date, succession of plant operations or early termination of the Purchase Agreement, the Company will be required to pay the total amount of remaining monthly installments of the AirLife Note within five (5) days of the date of such termination. (See Note 14)

Loan and Equity Purchase Facility Agreement

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

The proceeds from the Second Pre-Paid Advance Note and sale of Advance Shares are expected to be used by the Company first to pay the then monthly payment on any outstanding Notes and then the remainder would be utilized for working capital. Pursuant to the terms of the EPFA, the Company is required to hold a special meeting of stockholders no later than ninety (90) calendar days following December 6, 2024 to seek approval of (i) the issuance of all of the shares of Common Stock that may be issuable pursuant to the Notes and the EPFA in compliance with the rules and regulations of Nasdaq and (ii) an amendment to the Company’s articles of incorporation to increase the number of authorized shares of capital stock of the Company to 250,000,000. At any time until the EPFA is terminated, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell to the EPFA Investor, and the EPFA Investor must subscribe for and purchase from the Company, Advance Shares.

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

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

The Company reviewed the EFPA and determined that it should be recognized at fair value with changes in fair value recorded in the consolidated statement of operations (See Note 16).

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

On December 6, 2024, the Company drew the first prepaid advance of $7,000,000, net of an original issue discount of $490,000 and debt issuance costs of $5,048,574. As of March 31, 2025, the Company recorded $1,009,715 of amortization of the debt discount in the consolidated statement of operations. The unamortized debt discount is expected to be amortized over the next 11.5 months. As of March 31, 2025 and December 31, 2024 the accrued interest on the Convertible Note in the consolidated balance sheets was $0 and $49,863, respectively.

On January 16, 2025, following the effectiveness of the Company’s Registration Statement on Form S-1, on December 30, 2024, the Company issued another Senior Secured Convertible Promissory Note (the “Subsequent Note”) to the Investor in an aggregate principal amount of $3.0 million for an aggregate purchase price of $2.79 million after giving effect to a 7% original issue discount of $210,000 and debt issuance costs of $347,195. The Subsequent Note is for a term of 15 months from the Issuance Date. As of March 31, 2025, the Company recorded $150,732 of amortization of the debt discount in the consolidated statement of operations. As of March 31, 2025, there was no accrued interest on the Subsequent Note in the consolidated balance sheets.

The outstanding balance on the Convertible Note and the Subsequent Note, net of debt discount, as of March 31, 2025 and December 31, 2024 was $4,420,297 and $2,233,712, respectively.

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

The Company reviewed the conversion option and determined that the scope exception within ASC 815-10-15-74 (a) is met and the conversion option in not required to be bifurcated and accounted for as an embedded derivative under ASC 815.

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

The Company reviewed the Event of Default feature under ASC 815-15 and determined that the default interest feature is considered an embedded derivative that should be bifurcated from the host instrument requiring fair value accounting at issuance with all changes in fair value after the issuance date recorded in the consolidated statement of operations (See Note 16).

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

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

The table below summarizes the outstanding notes payable as of March 31, 2025 and December 31, 2024, including the effects of discounts and debt issuance costs:

	March 31, 2025	December 31, 2024
Current
Convertible note due 2026	8,583,333	7,000,000
Discounts, net (1)	(481,736)	(462,602)
Debt issuance costs, net (2)	(3,681,300)	(4,303,686)
Total, convertible note	4,420,297	2,233,712

Airlife Note – principal	444,444	—
Airlife Note – accrued interest	118,283	—
Total, Airlife Note	562,727	—
Total notes payable – current	$4,983,024	$2,233,712

AirLife Note – principal	$1,555,556	$2,000,000
AirLife Note – accrued interest	142,055	217,823
Notes payable – noncurrent	$1,697,611	$2,217,823

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

(1)Discounts as of March 31, 2025 and December 31, 2024, consisted of $700,00 and $490,000, respectively, in discounts less accumulated amortization of $218,264 and $27,398, respectively.

(2)Debt issuance costs as of March 31, 2025 and December 31, 2024, consisted of $4,905,769 and $4,558,574, respectively, in debt issuance costs less accumulated amortization of $1,224,469 and $254,888.

The table below presents the disaggregation of interest expense for the three months ended March 31, 2025 and 2024:

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2025	2024
Contractual interest expense	$281,675	$60,338
Debt discount amortization	190,866	—
Debt issuance cost amortization	969,581	—
Total	$1,442,122	$60,338

Long-term debt future maturities for five years and thereafter as of March 31, 2025:

		Convertible Note,
	Note Payable	net of discount	Total
2026	$562,727	$4,420,297	$4,983,024
2027	1,697,611	—	1,697,611
Total	$2,260,338	$4,420,297	$6,680,635

NOTE 8. LEASE LIABILITIES

The Company currently occupies office space in Midland, Texas and Hermosa Beach, California under a month - to - month arrangement. The Company is reviewing its options regarding continued use of these office spaces and will continue to expense the cost to use these offices.

There are no future minimum rental payments required under operating leases as of March 31, 2025 and December 31, 2024.

NOTE 9. RELATED PARTY TRANSACTIONS

Balance outstanding of related parties:

Name of Party	Receivable / Payable	March 31, 2025	December 31, 2024
Mike Rugen	Payable (reimbursable business expenses)	$2,851	$1,354
Will Gray	Payable (reimbursable business expenses)	12,688	—
Total	Payable	$15,539	$1,354

NOTE 10: OTHER CURRENT LIABILITIES

The following table presents the components of other current liabilities as of the dates indicated:

	March 31,	December 31,
	2025	2024
Royalty payable – ONRR	$55,225	$27,896
Installment agreement – ONRR	6,485	19,681
Total other current liabilities	$61,710	$47,577

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

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

	Three Months Ended		Year Ended
	March 31, 2025		December 31, 2024
Inflation rate	3.042%		3.873%
Discount factor	10.0%		10.0%
Estimated asset life	3.75 – 49.75	years	4 – 50	years

The following table shows the change in the Company’s ARO liability for the three months ended March 31, 2025 and the year ended December 31, 2024:

Asset retirement obligations, December 31, 2024	$2,198,064
Accretion expense	54,932
Asset retirement obligations, March 31, 2025	$2,252,996

NOTE 12. EQUITY

Reorganization Agreement and Plan Share Exchange and Issuance of Shares

Preferred stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common stock - The Company is authorized to issue 245,000,000 shares of common stock as of March 31, 2025 and 70,000,000 shares of common stock as of December 31, 2024 with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 14,125,152 shares and 13,165,152 shares issued and 13,950,794 shares and 12,990,794 shares outstanding, respectively. Each share of Common Stock has one vote and has similar rights and obligations.

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

The Company also issued 125,000 shares on February 6, 2025.  These shares were approved by the Board of Directors on January 14, 2025, related to work performed during 2024.

Warrants – As of March 31, 2025 and December 31, 2024, there are 5,750,000 Public Warrants and 230,750 Private Warrants outstanding. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

Also, on December 6, 2024, the Company and an institutional investor (the “Warrant Investor”) entered into a securities purchase agreement (the “Warrant Purchase Agreement”) pursuant to which the Company issued and sold to the Investor warrants to purchase up to $30,000,000 shares of Common Stock (the “Warrant Shares”) comprised of two tranches, (a) a warrant to purchase up to $10,000,000 shares of Common Stock (the “First Tranche Warrant”) and (b) a warrant to purchase up to $20,000,000 shares of Common Stock (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “ATW Warrants”). The ATW Warrants may be exercised on any day on or after December 6, 2024, in whole or in part at an initial exercise price of $10.00 per share (the “Exercise Price”), subject to certain adjustments as provided in the applicable Warrant. The number of Warrant Shares issuable upon exercise of First Tranche Warrant is equal to the quotient of (i) the product of (x) $10 million minus any amount previously paid to exercise the Warrants and (y) multiplied by 110%, and (ii) divided by the Exercise Price then in effect. Currently, the number of Warrant Shares issuable upon exercise of the First Tranche Warrant is equal to 1,100,000, assuming an Exercise Price of $10. The number of Warrant Shares issuable upon exercise of Second Tranche Warrant is equal to 2,140,000, subject to certain adjustments.

The Company has analyzed the Public Warrants, Private Warrants, and ATW Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480 or ASC 815.

NOTE 13. LOSS PER SHARE

The Company calculated net loss per share using the treasury stock method. The table below sets for the computation of basic and diluted net loss per share for the period presented below.

	For the Three Months Ended
	March 31,
	2025	2024
Net loss	$(3,320,256)	$(859,032)
Basic weighted average common shares outstanding	13,860,763	6,425,297
Diluted weighted average common shares outstanding	—	—
Basic and diluted weighted average common shares outstanding	13,860,763	6,425,297
Basic and diluted net loss per share	$(0.24)	$(0.13)

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2025. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of March 31, 2025 and December 31, 2024, no amount was drawn down under the LOC.

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

Each of the Company and SharonAI will contribute $75,000 to the Joint Venture and have a 50% membership interest in the Joint Venture, constituting the initial members of the Joint Venture. So long as a Member holds a membership interest in the Joint Venture, such Member may not withdraw or resign as a member prior to the dissolution and winding up of the Joint Venture, and any such withdrawal or resignation or attempted withdrawal or resignation will be null and void. Members are required to make additional capital contributions (each, an “Additional Capital Contribution”) as set forth in the LLC Agreement, and failure to make Additional Capital Contributions in accordance with the terms of the LLC Agreement entitle the non-defaulting Member to institute proceedings against the non-contributing Member (“Non-Contributing Member”), purchase such Non-Contributing Member’s membership interest, or force a sale of such Non-Contributing Member’s membership interest. No Member may transfer all or any portion of its membership interest without the written consent of the other Member unless such transfer is made pursuant to a Non-Contributing Member’s failure to make Additional Capital Contributions as set forth in the LLC Agreement. New Members of the Joint Venture may be admitted from time to time pursuant to the terms of the LLC Agreement. No real or personal property of the Joint Venture will be deemed to be owned by any of its Members individually and will be owned by, and title will be vested solely in, the Joint Venture. Each fiscal year, net income and net loss will be allocated amongst the Members pro rata in accordance with their membership interests in the Joint Venture. Distributions of the Joint Venture, following allowance for payment of Joint Venture obligations then due and payable, will be made to the members on at least a quarterly basis (unless the Board and members unanimously agree otherwise), pro rata in accordance with the Members’ percentage interests in the Joint Venture.

The Company made a $75,000 contribution to the Joint Venture on April 16, 2025.

The Company reviewed the LLC Agreement under ASC 323 - Equity Method and Joint Ventures and determined that the LLC Agreement meets the definition of a joint venture. The Company further reviewed the LLC Agreement under ASC 810 – Consolidation and determined that the LLC Agreement does not meet the definition of a variable interest entity since the joint venture does not have sufficient equity at risk. The Company will follow the equity method accounting to record the joint venture.

Contract for Sale and Purchase of Liquid Helium

On August 25, 2023, (the “Effective Date”) the Company entered into an agreement (the “Purchase Agreement”) with AirLife Gases USA Inc., a Delaware corporation (the “Buyer”). Pursuant to the terms of the Purchase Agreement, the Company intends to transport a portion of its gaseous helium production to a helium liquefaction plant located in Keyes, Oklahoma (the “Tolling Facility”) and the Buyer desires to purchase a portion of the gaseous helium produced by the Company. The term of the Purchase Agreement commenced on the Effective Date and will expire on the tenth (10th anniversary) of the first day of the month in which the Company’s third-party tolling provider completes filling the first container with liquid helium for delivery to the Buyer at the Tolling Facility (the “Commencement Date”). If the Commencement Date has not occurred by November 30, 2025, for any reason, the Buyer has the right to terminate the Purchase Agreement.

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 15: REVENUES

The following table presents the revenue by type as of the dates indicated:

	For the Three Months Ended
	March 31,
	2025	2024
Natural gas	$682,161	$509,734
Less gathering and processing	(402,097)	(302,134)
Natural gas, net	280,064	207,600
NGL	46,391	66,049
Oil	—	55,562
Total Revenue, net	$326,455	$329,211

NOTE 16. FAIR VALUE MEASUREMENTS

The Company accounts for certain liabilities at fair value and classifies these liabilities with the fair value hierarchy. Our asset retirement obligation liabilities are measured at fair value on a non-recurring basis.

Assets, liabilities, and expenses subject to fair value measurements are as follows:

March 31, 2025	Level 1	Level 2	Level 3	Total
Asset:
Equity facility derivative asset	$—	$—	$1,596	$1,596

Liability:
ARO liabilities	$—	$—	$2,252,996	$2,252,996
Embedded derivative liability	$—	$—	$381,216	$381,216

December 31, 2024	Level 1	Level 2	Level 3	Total
Asset:
Equity facility derivative asset	$—	$—	$16,999	$16,999

Liabilities:
ARO liabilities	$—	$—	$2,198,064	$2,198,064
Embedded derivative liability	$—	$—	$309,181	$309,181

The carrying value of cash and cash equivalents, trade receivables, prepaid and other current assets, due from related parties, accounts payable, accrued liabilities, due to related party, and other current liabilities, as reflected in the consolidated balance sheets, approximate fair value, due to the short-term maturity of these instruments. The carrying value of notes payable approximates their fair value due to immaterial changes in market interest rates.

The equity facility derivative asset and the embedded derivative liability were valued using a Monte Carlo model.

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

The following table provides quantitative information regarding Level 3 fair value measurements for the embedded derivative liability and equity facility asset at initial measurement at December 6, 2024 and at March 31, 2025.

	Equity Facility	Embedded	Embedded	Equity Facility	Embedded
	Derivative Asset	Derivative Liability	Derivative Liability	Derivative Asset	Derivative Liability
	March 31, 2025	March 31, 2025	January 15, 2025 (Initial Measurement)	December 6, 2024 (Initial Measurement)	December 6, 2024 (Initial Measurement)
Conversion price	$—	$10.00	$10.00	$—	$10.00
Share price	$1.14	$1.14	$3.00	$9.88	$9.88
Volatility	36.0%	32.0%	32.0%	29.0%	28.0%
Probability of default	—	38.72%	41.0%	—	41.0%
Risk-free rate	4.23%	3.95%	4.12%	4.23%	4.08%
Dividend yield	—	—	—	—	—

The following table presents the changes in the fair value of Level 3 embedded derivative liabilities and equity facility derivative asset:

	Embedded	Equity
	Derivative	Facility
	Liabilities	Derivative Asset
Fair value as of January 1, 2025	$309,181	$16,999
Initial fair value as of January 15, 2025	263,012	—
Change in valuation inputs or other assumptions	(190,977)	(15,403)
Fair value as of March 31, 2025	$381,216	$1,596

NOTE 17. SEGMENTATION

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer who reviews the assets, liabilities, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment which is the development, exploration and production of natural gas, helium, NGLs and oil.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets and liabilities is reported on the balance sheet as total assets and total liabilities. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss, total assets and total liabilities, which include the following:

	March 31,	March 31,
	2025	2024
Cash and cash equivalents	$1,033,596	$127,078
Property and equipment, net	4,481,609	3,807,981
Oil and natural gas properties	652,296	776,816

	Three Months Ended March 31,
	2025	2024
Revenue, net	$326,455	$329,211
Lease operating expenses	260,480	503,560
General and administrative expenses	1,936,654	745,064

New Era Helium Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 18. SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 14, 2025, which represents the date the financial statements were available to be issued, and no events, other than disclosed below have occurred through that date that would impact the consolidated financial statements.

Share Issuances

During April 2025 and May 2025, the Company issued an aggregate of 630,251 shares under the EPFA and received net proceeds in the amount of $507,815.

Amendment to Equity Purchase Facility Agreement

On May 5, 2025, the Company and ATW AI Infrastructure LLC entered into the Second Amendment and Restated Equity Purchase Facility Agreement (this “Agreement”).  This Agreement amends the Equity Purchase Facility Agreement dated December 6, 2024 (the “Original Agreement”), as amended and restated on February 21, 2025 (the “Existing Agreement”).

The Second A&R EPFA, among other things, removes the prohibition in the Existing EPFA from the Company selling Shares to the Investor pursuant to an Advance Notice at a sales price below the Floor Price then in effect; however, the Company is still required to obtain the Investor’s consent prior to issuing an Advance Notice where the sales price is lower than 120% of the Floor Price then in effect. The Second A&R EPFA also removed the concept of the Minimum Acceptable Price (as defined in the Existing EPFA) and includes other conforming and administrative changes.

Amendments to Promissory Notes

On May 5, 2024, the Company and the Investor entered into amendments to the Promissory Notes (the “Amended Notes”) which, among other things, provides that the Company may elect to defer the principal portion of the monthly payments that are due to the Investor in May 2025 June 2025 or July 2025 until on or before the Maturity Date of the respective Promissory Note in exchange for the payment of a deferral fee (the “Deferral Fee”) equal to 2.0% of the outstanding Principal on each of the Promissory Notes payable monthly until the deferred principal payments are paid in full. The Deferral Fee is payable 50% in cash and 50% as an addition to the outstanding Principal amount on the applicable payment date. If the Company elects to defer the principal portion of the monthly payments that are due to the Investor in May 2025 June 2025 or July 2025, it is still required to make a cash payment for all accrued and unpaid interest outstanding on the principal of the respective Promissory Notes on the applicable due date. The Amended Notes also provide that, if the Company elects to defer the principal portion of the monthly payments that are due to the Holder in May 2025 June 2025 or July 2025, the Company’s failure to make the required interest payments for such months or to pay the Deferral Fee when due will constitute an Event of Default under the Promissory Notes.

Departure of Chief Financial Officer

On April 22, 2025, Michael J. Rugen resigned as the Chief Financial Officer of the Company with an effective date of May 31, 2025 (the “Effective Date”). Mr. Rugen’s resignation was not the result of any disagreement between him and the Company, the Board of Directors, or any committee of the Board of Directors of the Company on any matter.

On May 9, 2025, the Board of Directors approved Will Gray to serve as the interim Chief Financial Officer with an effective date of June 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview and Strategy

NEH is a corporation formed in Nevada on February 2, 2023. It is an exploration and production company whose primary operations include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids. The Company sources helium produced in association with natural gas reserves located in Chaves County, New Mexico. To date, we have not generated any revenue from the production of helium. Although hydrocarbons are currently the Company’s primary source of revenues, our business model is moving from a hydrocarbon focus to a helium-focused model and centers on providing helium to various parties in the supply chain, namely helium refiners, non- refiners, Tier 1 multinational distributors, and smaller Tier 2 gas companies. We currently own and operate 137,000 acres in Southeast New Mexico and have 85,498 MMcfe of proved hydrocarbon reserves and 166,430 MMcfe of probable hydrocarbon reserves. In addition, the Company has approximately 422 MMcf of net proved undeveloped helium reserves and 788 MMcf of net probable undeveloped helium reserves.

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

Recent Developments

Limited Liability Company Agreement

On January 21, 2025, we entered into a Limited Liability Company Agreement (the “LLC Agreement”) with SharonAI for the creation of Texas Critical Data Centers LLC, a Delaware limited liability company and joint venture of the Company and SharonAI (the “Joint Venture”). Pursuant to the terms of the LLC Agreement, the purpose of the Joint Venture is to engage in (i) the purchase, building, and development of a site in Texas with an initial 250 MW gas-fired power plant and corresponding data center, and (ii) the operation of this site and (iii) any and all lawful activities necessary or incidental thereto.

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

Senior Secured Convertible Promissory Note

On January 16, 2025 (the “Issuance Date”), following the effectiveness of the Company’s Registration Statement on Form S-1, as amended, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 30, 2024, and pursuant to the terms of the EPFA, we issued another Senior Secured Convertible Promissory Note (the “Subsequent Note”) to the Investor in an aggregate principal amount of $3.0 million for an aggregate purchase price of $2.79 million after giving effect to a 7% original issue discount. The Subsequent Note is for a term of 15 months from the Issuance Date. Commencing on the ninetieth (90th) day following the Issuance Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount has been repaid, we are required to make monthly payments to the holder of the Subsequent Note (the “Holder”). Each monthly payment will be in an amount equal to the sum of (i) one twelfth (1/12) of the initial aggregate principal of the Subsequent Note and all other notes issued pursuant to the EPFA, plus (ii) accrued and unpaid under the Subsequent Note as of each payment date. Interest accrues on the outstanding principal balance hereof at an initial annual rate equal to 10% (“Interest Rate”), which Interest Rate will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Subsequent Note).

Conversion Rights

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

Redemption Rights

At any time, we may redeem in cash all, or any portion, of the Subsequent Note, in an amount equal to the outstanding principal balance being redeemed, plus a 10% premium in respect of such principal amount, plus all accrued and unpaid interest, if any, on such principal amount.

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

Amended and Restated Equity Purchase Facility Agreement

On February 21, 2025, we and the Investor entered into an Amended and Restated Equity Purchase Facility Agreement (the “A&R EPFA”), which amends and restates the Existing EPFA in its entirety. Capitalized terms used herein and not defined herein have the meanings ascribed thereto in the A&R EPFA.

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

Second Amended and Restated Equity Purchase Facility Agreement

On May 5, 2025, the Company and the Investor entered into a Second Amended and Restated Equity Purchase Facility Agreement (the “Second A&R EPFA”), which amends and restates the A&R EPFA in its entirety. Capitalized terms used in this section and not defined herein have the meanings ascribed thereto in the Second A&R EPFA.

The Second A&R EPFA, among other things, removes the prohibition in the Existing EPFA from the Company selling Shares to the Investor pursuant to an Advance Notice at a sales price below the Floor Price then in effect; however, the Company is still required to obtain the Investor’s consent prior to issuing an Advance Notice where the sales price is lower than 120% of the Floor Price then in effect. The Second A&R EPFA also removed the concept of the Minimum Acceptable Price (as defined in the Existing EPFA) and includes other conforming and administrative changes.

Amendments to Promissory Notes

On May 5, 2024, the Company and the Investor entered into amendments to the Promissory Notes (the “Amended Notes”) which, among other things, provides that the Company may elect to defer the principal portion of the monthly payments that are due to the Investor in May 2025 June 2025 or July 2025 until on or before the Maturity Date of the respective Promissory Note in exchange for the payment of a deferral fee (the “Deferral Fee”) equal to 2.0% of the outstanding Principal on each of the Promissory Notes payable monthly until the deferred principal payments are paid in full. The Deferral Fee is payable 50% in cash and 50% as an addition to the outstanding Principal amount on the applicable payment date. If the Company elects to defer the principal portion of the monthly payments that are due to the Investor in May 2025 June 2025 or July 2025, it is still required to make a cash payment for all accrued and unpaid interest outstanding on the principal of the respective Promissory Notes on the applicable due date. The Amended Notes also provide that, if the Company elects to to defer the principal portion of the monthly payments that are due to the Holder in May 2025 June 2025 or July 2025, the Company’s failure to make the required interest payments for such months or to pay the Deferral Fee when due will constitute an Event of Default under the Promissory Notes.

Limited Liability Company Agreement

On January 21, 2025, we entered into a Limited Liability Company Agreement (the “LLC Agreement”) with SharonAI for the creation of Texas Critical Data Centers LLC, a Delaware limited liability company and joint venture of the Company and SharonAI (the “Joint Venture”). Pursuant to the terms of the LLC Agreement, the purpose of the Joint Venture is to engage in (i) the purchase, building, and development of a site in Texas with an initial 250 MW gas-fired power plant and corresponding data center, and (ii) the operation of this site and (iii) any and all lawful activities necessary or incidental thereto.

Each of the Company and SharonAI will contribute $75,000 to the Joint Venture and have a 50% membership interest in the Joint Venture, constituting the initial members of the Joint Venture. So long as a Member holds a membership interest in the Joint Venture, such Member may not withdraw or resign as a member prior to the dissolution and winding up of the Joint Venture, and any such withdrawal or resignation or attempted withdrawal or resignation will be null and void. Members are required to make additional capital contributions (each, an “Additional Capital Contribution”) as set forth in the LLC Agreement, and failure to make Additional Capital

Contributions in accordance with the terms of the LLC Agreement entitle the non-defaulting Member to institute proceedings against the non-contributing Member (“Non-Contributing Member”), purchase such Non-Contributing Member’s membership interest, or force a sale of such Non-Contributing Member’s membership interest. No Member may transfer all or any portion of its membership interest without the written consent of the other Member unless such transfer is made pursuant to a Non-Contributing Member’s failure to make Additional Capital Contributions as set forth in the LLC Agreement. New Members of the Joint Venture may be admitted from time to time pursuant to the terms of the LLC Agreement. No real or personal property of the Joint Venture will be deemed to be owned by any of its Members individually and will be owned by, and title will be vested solely in, the Joint Venture. Each fiscal year, net income and net loss will be allocated amongst the Members pro rata in accordance with their membership interests in the Joint Venture. Distributions of the Joint Venture, following allowance for payment of Joint Venture obligations then due and payable, will be made to the members on at least a quarterly basis (unless the Board and members unanimously agree otherwise), pro rata in accordance with the Members’ percentage interests in the Joint Venture.

We paid the $75,000 contribution to the Joint Venture on April 16, 2025.

Letter of Intent

On February 27, 2025, we issued a press release announcing its intention, along with its joint venture partner, Sharon AI, Inc., to acquire a 200-Acre Site for 250MW Net-Zero AI Data Center in the Permian Basin.

Notice of Delisting

On March 4, 2025, we received a letter from Nasdaq (the “Notice”) which notified the Company that, for 30 consecutive business days, the Company’s market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

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

Departure of Chief Financial Officer

On April 22, 2025, Michael J. Rugen resigned as the Chief Financial Officer of the Company with an effective date of May 31, 2025 (the “Effective Date”). Mr. Rugen’s resignation was not the result of any disagreement between him and the Company, the Board of Directors, or any committee of the Board of Directors of the Company on any matter.

Key Factors Affecting Results of Operations

We have set out below a discussion of the key factors that have affected our financial performance and that are expected to impact our performance going forward. These factors present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Report titled “Risk Factors”.Principal Components of Results of Operations

We operate our business within a single reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions, and assesses operating performance. Management primarily reviews total assets and income (loss) from operations of the single reportable segment.

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

We currently sell our natural gas and natural gas liquids to IACX Energy, Inc. (“IACX”), a processor, pursuant to that certain Marketing Agreement, at a price based on an index price from the purchaser, which expired on May 31, 2024. This agreement currently continues on a month-to-month basis unless and until terminated by the Company or the purchaser with a 30-day advance notice. IACX processes our gas for natural gas liquids and other usable components in its facilities. We receive value for our natural gas and any associated natural gas liquids as further defined as hydrocarbons pursuant to the Marketing Agreement. Although the company produces helium alongside its natural gas, IACX does not compensate us for our helium produced under our existing contract. To date, we have not generated any revenue from the production of helium.

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

The Company will sell its helium to two purchasers, each purchasing 50% of the helium production under a 10-year contract. One of the contracts will commence upon delivery of gaseous helium production at the tailgate of the processing plant. The other contract will commence upon delivery of liquid helium from the Keyes Helium Company liquefaction plant located in Keyes, OK. For the gaseous helium sales contract, when the gaseous helium is loaded into the gaseous helium trailer, control of the helium is transferred to the purchaser. For the liquid helium sales contract, once the helium has been liquified and loaded into the liquid helium trailer, control of the helium is transferred to the purchaser, the Company’s obligations are satisfied, and revenue is recognized.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company recorded a valuation allowance as of $3,384,508 and $2,487,466 for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.

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

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three months ended March 31, 2025 and 2024. We analyze and explain the differences between years in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table sets forth our results of operations for the years presented:

	For the three months ended
	March 31,		Variance	Variance
	2025	2024	($)	(%)
Revenue, net:
Oil, natural gas, and product sales, net	$326,455	$329,211	$(2,756)	(0.8)%
Total revenues, net	326,455	329,211	(2,756)	(0.8)%

Costs and expenses:
Lease operating expenses	260,480	503,560	(243,080)	(48.3)%
Depletion, depreciation, amortization, and accretion	198,409	244,044	(45,635)	(18.7)%
General and administrative expenses	1,936,654	745,064	1,191,590	159.9%
Total costs and expenses	2,395,543	1,492,668	902,875	60.5%

Loss from operations	(2,069,088)	(1,163,457)	(905,631)	77.8%

Other income (expense):
Change in fair value of derivative asset	(15,403)	—	(15,403)	(100.0)%
Change in fair value of derivative liability	190,977	—	190,977	100.0%
Interest income	15,380	16,594	(1,214)	(7.3)%
Interest expense	(1,442,122)	(60,338)	(1,381,784)	2,290.1%
Other, net	—	66,799	(66,799)	(100.0)%
Total other income (loss)	(1,251,168)	23,055	(1,274,223)	(5,526.9)%
Loss before income taxes	(3,320,256)	(1,140,402)	(2,179,854)	191.1%
Benefit for income taxes	—	281,370	(281,370)	(100.0)%
Net loss	$(3,320,256)	$(859,032)	$(2,461,224)	286.5%

Net Revenue by Product Category

The following table summarizes the Company’s net audited consolidated revenues disaggregated by product category:

	Three Months Ended
	March 31,
	2025	2024	Change	Change %
Natural Gas, net	$280,064	$207,600	$72,464	34.9%
NGL	46,391	66,049	(19,658)	(29.8)%
Oil	—	55,562	(55,562)	(100.0)%
Total revenues, net	$326,455	$329,211	$(2,756)	(0.8)%

Natural Gas represented 85.8 % of the revenue for the three months ended March 31, 2025, compared to 63.1% for the three months ended March 31, 2024, and increased $72,464 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The primary drivers of the revenue increase for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was a $111,000 increase related to a $0.58 per mcf increase in gas prices net of processing and transportation, partially offset by a $39,000 decrease related to a 44 MMcf decrease in gas volumes.

NGLs represented 14.2% of the revenue for the three months ended March 31, 2025, compared to 20.1% for the three months ended March 31, 2024, and decreased $19,658 for the three months ended March 31, 2025, as compared to three months ended March 31, 2024. The primary driver of the revenue decrease for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was a $16,000 decrease related to a 248 Bbl decrease in NGL volumes, and a $4,000 decrease related to a $4.85 per bbl decrease in NGL prices.

No revenue was generated from Oil for the three months ended March 31, 2025, compared to 16.9% for the three months ended March 31, 2024, and decreased $55,562 for the three months ended March 31, 2025, as compared to three months ended March 31, 2024. The primary driver of the revenue decrease for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was the sale of the Company’s oil properties during 2024.

Operating Expenses

	Three Months Ended
	March 31,
	2025	2024	Change	Change %
Costs and expenses:
Lease operating expenses	$260,480	$503,560	$(243,080)	(48.3)%
Depletion, depreciation, amortization and accretion	198,409	244,044	(45,635)	(18.7)%
General and administrative expenses	1,936,654	745,064	1,191,590	159.9%
Total costs and expenses	$2,395,543	$1,492,668	$902,875	60.5%

The Company experienced an overall increase in operating expenses of $902,875 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

For the three months ended March 31, 2025, lease operating expenses decreased $243,080, as compared to the three months ended March 31, 2024. This decrease was primarily attributable to a $272,000 decrease in workover and repair costs, and a $12,000 decrease related to properties sold in 2024, partially offset by a $60,000 increase related to amortization during 2025 of a standby retainer, consulting, and services agreement.

General and administrative expenses increased $1,191,590 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The primary drivers for the increase was $470,000 increase in public relations and marketing cost, a $241,000 increase in Directors and Officers Insurance Costs, a $157,000 increase in employee and consulting costs, a $125,000 in legal, accounting, and audit and review costs, and $64,000 related to board member compensation.

For the three months ended March 31, 2025, depletion, depreciation, amortization and accretion expense decreased $45,635, as compared to the three months ended March 31, 2024. This decrease was primarily due to a $50,000 decrease in depletion expense related to lower sales volumes and a decrease in the depletion rates, partially offset by a $14,000 increase in accretion expense associated with Asset Retirement Obligations.

Other (Expense)Income

	Three Months Ended
	March 31,
	2025	2024	Change	Change %
Change in fair value of derivative asset	$(15,403)	$—	$(15,403)	(100.0)%
Change in fair value of derivative liability	190,977	—	190,977	100.0%
Interest income	15,380	16,594	(1,214)	(7.3)%
Interest expense	(1,442,122)	(60,338)	(1,381,784)	2,290.1%
Other income (expense), net	—	66,799	(66,799)	(100.0)%
Total other income (loss)	$(1,251,168)	$23,055	$(1,274,223)	(5,526.9)%

For the three months ended March 31, 2025, interest income decreased $1,214, as compared to the three months ended March 31, 2024, primarily due to a $1,214 decrease related to interest earned on certificates of deposit.

For the three months ended March 31, 2025, interest expense increased $1,381,784, as compared to the three months ended March 31, 2024, primarily due to $1,160,447 increase related to amortization of the debt discount and debt issuance costs, , and a $9,000 increase in interest expense related to the Office of Natural Resources Revenue and the State of New Mexico, and a $2,000 increase related to interest expense associated with the AirLife note, partially offset by a $15,000 decrease in interest expense related to the Beaufort Acquisitions note and a $5,000 decrease related to interest expense associated with the Bridge Financing Debentures.  Both the Beaufort Acquisition note and the Bridge Financing Debentures were paid off in December 2024.

For the three months ended March 31, 2025, other income (expense) increased $66,799 as compared to the three months ended March 31, 2024, primarily due to a $67,000 decrease in fees to operate properties charged to the purchaser of certain properties, previously owned by the Company, located in Chaves County, NM that were sold effective July 2023, and a $30,000 decrease due to a change in the fair value of derivatives.

For the three months ended March 31, 2025, change in the fair value of the derivative asset increased $15,403, as compared to the three months ended March 31, 2024, and change in fair value of derivative liabilities increased $190,977 as compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Uses and Availability of Funds

We measure our liquidity in a number of ways, including cash balances on hand, working capital, and operating cash flows.

We had a cash balance of $1,033,596 as of March 31, 2025. We also had a working capital deficit of $4,231,795 as of March 31, 2025.

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

The Company is making payments of principal and interest on the Convertible Notes and the Company’s general and administrative expenses through funds received from shares sold under the EFPA. The Company’s share price has significantly declined and as a result, management has concern about the Company’s ability to sell sufficient shares under the EFPA at high enough prices to produce cash flow to meet its obligations within the assessment period as necessary. The Company may need to raise additional financing thorough loans. The Company cannot provide any assurance that the new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, The Company’s business, results of operations and financial condition would be materially and adversely affected. As a result, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined management that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance date of the March 31, 2025, financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary operations include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

Cash Flows

Cash flows for the three months ended March 31, 2025 and 2024

The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Cash Provided By (Used In)
Operating Activities	$(2,830,194)	$(319,464)
Investing Activities	(677,547)	(229,996)
Financing Activities	3,487,593	556,528
Net increase in cash and cash equivalents	$(20,148)	$7,068

Net cash used in operating activities

Operating activities used cash of $2,830,194 for the three months ended March 31, 2025. Net loss of $3,320,256 was affected by depletion, depreciation, amortization, and accretion of $198,409, change in fair value of derivative asset of $15,403, and accrued interest on note payable and other liabilities of $42,515 and amortization of debt discount of $1,160,447, offset by change in fair value of derivative liability of $190,977 and interest income on investments and notes receivable of $15,380. Changes in operating assets and liabilities used $720,355 of cash for operating activities.

Operating activities used cash of $319,464 for the three months ended March 31, 2024. Net loss of $859,032 was affected by depletion, depreciation, amortization, and accretion of $244,044, accrued interest on note payable and other current liabilities of $43,094, offset by interest income on investments and notes receivable of $16,954 and deferred income tax benefit of $281,370. Changes in operating assets and liabilities used $550,394 of cash for operating activities.

Net cash used in investing activities

Investing activities used cash of $677,547 for the three months ended March 31, 2025, related to the purchase of property, plant and equipment.

Investing activities used cash of $229,996 for the three months ended March 31, 2024, related to the purchasing of property, plant and equipment and the purchase of oil and natural gas properties.

Net cash provided by financing activities

Financing activities provided cash of $3,487,593 for the three months ended March 31, 2025, related to proceeds from the convertible note of $2,790,000 and issuance of common stock of $2,198,443 offset by repayment on the convertible notes of $1,416,667 and debt issuance costs of $84,183.

Financing activities provided cash of $556,528 for the three months ended March 31, 2024, related to the proceeds from note payable of $494,528, proceeds from related party of $50,000 and the issuance of common stock of $12,000.

Indebtedness

As of March 31, 2025, the Company had $10,583,334 in outstanding loans and financing, excluding accounts payable and accrued interest. The following is a description of our material indebtedness.

These descriptions are only summaries and do not purport to describe all of the terms of the financing arrangements that may be important.

The table below reflects the Company indebtedness as of March 31, 2025:

	Principal Amount	Maturity Date	Interest Rate
Airlife Gases	$2,000,000	(1)	8.0%
ATW AI Infrastructure LLC (2)	$5,833,333	March 6, 2026	10.0%
ATW AI Infrastructure LLC (3)	$2,750,000	April 15, 2026	10.0%
Total	$10,583,333
(1)	The earlier of May 30, 2027 or 18 months after commencement date as defined the Purchase and Sale Agreement between NEH Midstream and AirLife dated August 25, 2024. As of March 31, 2025, the Company has accrued $ 260,338 of interest on this note.
(2)	The amounts noted in the above table for ATW AI Infrastructure LLC reflect principal payments made in February 2025 in the amount $1,166,667.
(3)	The amounts noted in the above table for ATW AI Infrastructure LLC reflect principal payments made in February 2025 in the amount $250,000.

Tabular Disclosure of Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2025:

	Less than 1 Year	1‑3 Years	3 – 5 Years	Total
Note Payable – Air Life (1)	$444,444	$1,555,556	$—	$2,000,000
Convertible notes - ATW	$8,583,333	$—	$—	$8,583,333

(1)	Assumes monthly payments will begin in July 2025 and last payment made in December 2026. This note carries an annual interest rate of 8%. As of March 31, 2025, the Company has accrued $260,338 of interest on this note.

Seasonality

We typically do not experience seasonality in our operations.

Related Party Transactions

The Company has related party transactions consisting of accounts payable as of March 31, 2025. These balances were related to reimbursement due for business-related travel expenses for the CEO and CFO.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. The amendments in the ASU are effective for public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the effect of the adoption of this guidance.

Critical Accounting Estimates

The Company prepares its consolidated financial statements for inclusion in this Report in accordance with GAAP. See Note 2 of Notes to Consolidated Financial Statements. The following is a discussion of the Company’s most critical accounting estimates, judgments and uncertainties that are inherent in the Company’s application of GAAP.

Reserves.

The Company’s proved reserve information as of March 31, 2025 and 2024 was prepared by the Company’s independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. The Company’s estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which the Company records DD&A expense will increase, reducing future net income. Such a decline may result from lower commodity prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of the Company’s ceiling test calculations of its proved properties for impairment.

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

Deferred Tax Asset Valuation Allowance.

The Company continually assesses both positive and negative evidence for recoverability of its deferred tax assets and based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences, the Company has established a valuation allowance of $3,384,508 for the three months ended March 31, 2025. There can be no assurance that facts and circumstances will not materially change and require the Company to revise this valuation allowance in a future period.

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

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

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

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2025. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of March 31, 2025, and December 31, 2024, no amount was drawn down under the LOC.

Limited Liability Company Agreement

On January 21, 2025, we entered into a Limited Liability Company Agreement (the “LLC Agreement”) with SharonAI for the creation of Texas Critical Data Centers LLC, a Delaware limited liability company and joint venture of the Company and SharonAI (the “Joint Venture”). Pursuant to the terms of the LLC Agreement, the purpose of the Joint Venture is to engage in (i) the purchase, building, and development of a site in Texas with an initial 250 MW gas-fired power plant and corresponding data center, and (ii) the operation of this site and (iii) any and all lawful activities necessary or incidental thereto.

Each of the Company and SharonAI will contribute $75,000 to the Joint Venture and have a 50% membership interest in the Joint Venture, constituting the initial members of the Joint Venture. So long as a Member holds a membership interest in the Joint Venture, such Member may not withdraw or resign as a member prior to the dissolution and winding up of the Joint Venture, and any such withdrawal or resignation or attempted withdrawal or resignation will be null and void. Members are required to make additional capital contributions (each, an “Additional Capital Contribution”) as set forth in the LLC Agreement, and failure to make Additional Capital Contributions in accordance with the terms of the LLC Agreement entitle the non-defaulting Member to institute proceedings against the non-contributing Member (“Non-Contributing Member”), purchase such Non-Contributing Member’s membership interest, or force a sale of such Non-Contributing Member’s membership interest. No Member may transfer all or any portion of its membership interest without the written consent of the other Member unless such transfer is made pursuant to a Non-Contributing Member’s failure to make Additional Capital Contributions as set forth in the LLC Agreement. New Members of the Joint Venture may be admitted from time to time pursuant to the terms of the LLC Agreement. No real or personal property of the Joint Venture will be deemed to be owned by any of its Members individually and will be owned by, and title will be vested solely in, the Joint Venture. Each fiscal year, net income and net loss will be allocated amongst the Members pro rata in accordance with their membership interests in the Joint Venture. Distributions of the Joint Venture, following allowance for payment of Joint Venture obligations then due and payable, will be made to the members on at least a quarterly basis (unless the Board and members unanimously agree otherwise), pro rata in accordance with the Members’ percentage interests in the Joint Venture.

We paid the $75,000 contribution to the Joint Venture on April 16, 2025.

Subsequent Events

Share Issuances

During April 2025 and May 2025, the Company issued an aggregate of 630,251 shares under the EPFA and received net proceeds in the amount of $507,815.

Departure of Chief Financial Officer

On April 22, 2025, Michael J. Rugen resigned as the Chief Financial Officer of the Company with an effective date of May 31, 2025 (the “Effective Date”). Mr. Rugen’s resignation was not the result of any disagreement between him and the Company, the Board of Directors, or any committee of the Board of Directors of the Company on any matter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2025, the end of the period covered by this Report, using the Internal Control Integrated Framework (“ICIF”) by COSO. Management selected the ICIF framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025, or as of the date of the filing of this Report.

Our disclosure controls and procedures, including internal controls over financial reporting were not effective as of March 31, 2025, or as of the date of filing of this Report, because Management did not adequately evaluate and test its controls and procedures. The Company recently closed the Business Combination on December 6, 2024 and started trading on December 9, 2024. Prior to the business combination transaction, we were a private company with limited accounting personnel and other resources with which to address our internal controls over financial reporting. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2025, or as of the date of this filing, and therefore have a material weakness in our internal control over financial reporting.

Implementation of Controls

During late 2023 and 2024, the Company initiated the process to develop and implement its internal controls over financial reporting. This included the documentation of processes and identification of existing controls and development of new controls. In addition, in order to address segregation of duties issues as a result of the Company’s limited accounting staff, the Company engaged a third party to assist in the monthly and quarterly accounting, a third party to assist in the evaluation of appropriate accounting treatment and disclosures related to complex transactions and new pronouncements, and a third party to assist in accounting for income taxes. The Company also plans to engage a third party to assist in the development, evaluation, testing and monitoring of its internal controls over financial reporting. As of March 31, 2025, or as of the date of this filing, the Company has received proposals from third parties to assist in its internal controls over financial reporting and is currently evaluating those proposals.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A Common Stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2024, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the quarter ended March 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.
(b)	Not applicable.
(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Second Amended and Restated Equity Purchase Facility Agreement, dated May 5, 2025 (incorporated by reference to Exhibit 10.1 to the 8-K filed by the registrant on May 6, 2025).
10.2	Amendment, dated May 5, 2025, to Senior Secured Convertible Promissory Note, dated December 6, 2024 (incorporated by reference to Exhibit 10.2 to the 8-K filed by the registrant on May 6, 2025).
10.3	Amendment, dated May 5, 2025, to Senior Secured Convertible Promissory Note, dated January 16, 2025 (incorporated by reference to Exhibit 10.3 to the 8-K filed by the registrant on May 6, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ERA HELIUM INC.

Date: May 14, 2025	By:	/s/ E. Will Gray II
	Name:	E. Will Gray
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Michael J. Rugen
	Name:	Michael J. Rugen
	Title:	Chief Financial Officer