Form 10-Q
period 2025-06-30
New ERA Energy & Digital, Inc.
filed 2025-08-14
CIK 2028336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

Or.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-41497

NEW ERA ENERGY & DIGITAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-3749880
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4501 Santa Rosa Dr. Midland, TX 79707
(Address of principal executive offices and Zip Code)

(432) 695-6997
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NUAI	The Nasdaq Stock Market LLC
Warrants	NUAIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 11, 2025, the registrant had 26,153,893 shares of common stock issued and 25,979,535 shares of common stock outstanding.

NEW ERA ENERGY & DIGITAL, INC.

i

NEW ERA ENERGY & DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,199,825	$1,053,744
Accounts receivable, net	969,458	851,304
Prepaid expenses and other current assets	730,086	967,176
Restricted investments	1,360,117	1,333,789
Total current assets	8,259,486	4,206,013

Oil and natural gas properties, net (full cost)	482,909	790,093
Property, plant and equipment, net	4,598,909	3,809,742
Equity facility derivative asset	158,255	16,999
Investment in joint venture	75,000	-
Prepaid expenses – non-current	240,000	360,000
TOTAL ASSETS	$13,814,559	$9,182,847

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$942,214	$1,730,610
Accrued liabilities	486,590	319,327
Excise taxes payable	1,351,061	1,155,726
Withholding taxes payable	770,046	594,561
Share issuance liability	—	423,750
Notes payable – current	2,304,153	—
Convertible note, net of discount	5,256,904	2,233,712
Embedded derivative liability	480,490	—
Due to related parties	—	1,354
Other current liabilities	52,557	47,577
Total current liabilities	11,644,015	6,506,617

Embedded derivative liability	—	309,181
Asset retirement obligation	2,307,928	2,198,064
Notes payable – noncurrent	—	2,217,823
Total liabilities	13,951,943	11,231,685

Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025, and December 31,2024	—	—
Common stock, $0.0001 par value, 245,000,000 shares authorized, 25,656,628 issued and 25,482,270 outstanding at June 30, 2025; 70,000,000 shares authorized, 13,165,152 issued and 12,990,794 shares outstanding at December 31, 2024	2,567	1,318
Treasury stock, 174,358 shares at June 30, 2025 and December 31, 2024	(17)	(17)
Additional paid-in capital	20,558,565	11,722,100
Accumulated deficit	(20,698,499)	(13,772,239)
Total Stockholders’ Deficit	(137,384)	(2,048,838)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,814,559	$9,182,847

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net
Oil, natural gas, and product sales, net	$209,114	$20,377	$535,569	$349,588
Total Revenues, net	209,114	20,377	535,569	349,588

Costs and expenses
Lease operating expenses	308,385	225,368	568,865	728,927
Depletion, depreciation, amortization, and accretion	232,018	255,149	430,427	499,193
General and administrative expenses	1,532,520	1,043,122	3,469,174	1,788,186
Total Costs and expenses	2,072,923	1,523,639	4,468,466	3,016,306

Loss from operations	(1,863,809)	(1,503,262)	(3,932,897)	(2,666,718)

Other income (expense)
Interest income	10,948	8,074	26,328	24,668
Interest expense	(1,515,986)	(79,484)	(2,958,108)	(139,822)
Change in fair value of derivative asset	156,659	—	141,256	—
Change in fair value of derivative liability	(99,274)	—	91,703	—
Other, net	(294,542)	66,799	(294,542)	133,597
Total other (expense) income, net	(1,742,195)	(4,611)	(2,993,363)	18,443
Loss before income taxes	(3,606,004)	(1,507,873)	(6,926,260)	(2,648,275)

Income tax expense	—	418,114	—	699,484
Net loss	$(3,606,004)	$(1,089,759)	$(6,926,260)	$(1,948,791)

Net loss per common share, basic and diluted	$(0.21)	$(0.17)	$(0.45)	$(0.30)
Weighted average number of common shares outstanding, basic and diluted	16,904,066	6,425,375	15,390,821	6,425,375

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

							Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	13,165,152	$1,318	(174,358)	$(17)	$11,722,100	$(13,772,239)	$(2,048,838)
Sale of common stock	835,000	84	—	—	2,198,359	—	2,198,443
Common shares issued for services	125,000	12	—	—	423,738	—	423,750
Net loss	—	—	—	—	—	(3,320,256)	(3,320,256)
Balance, March 31, 2025	14,125,152	$1,414	(174,358)	$(17)	$14,344,197	$(17,092,495)	$(2,746,901)
Sale of common stock	11,531,476	1,153	—	—	6,214,368	—	6,215,521
Net loss	—	—	—	—	—	(3,606,004)	(3,606,004)
Balance, June 30, 2025	25,656,628	$2,567	(174,358)	$(17)	$20,558,565	$(20,698,499)	$(137,384)

				Retained	Total
	Common Stock		Paid-in	Earnings (Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, January 1, 2024	6,421,829	$643	$517,843	$10,145	$528,631
Sale of common stock	3,546	1	11,999	—	12,000
Net loss	—	—	—	(859,032)	(859,032)
Balance, March 31, 2024	6,425,375	$644	$529,842	$(848,887)	$(318,401)
Net loss	—	—	—	(1,089,759)	(1,089,759)
Balance, June 30, 2024	6,425,375	$644	$529,842	(1,938,646)	(1,408,160)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(6,926,260)	$(1,948,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	430,427	499,194
Change in fair value of derivative asset	(141,256)	—
Change in fair value of derivative liability	(91,703)	—
Deferred income tax benefit	—	(699,484)
Amortization of debt discount and debt issuance costs	2,344,697	—
Accrued interest expense on note payable and other current liabilities	86,330	101,953
Interest income on restricted investments and notes receivable	(26,328)	(24,669)
Compensation – assignment of property	—	166,449
Changes in operating assets and liabilities:
Accounts receivables	(118,154)	(34,603)
Prepaid expenses and other assets	357,090	23,315
Accounts payable	(788,397)	543,963
Accrued liabilities	(180,379)	176,777
Excise tax payable	195,335	—
Withholding tax payable	175,485	—
Due to related parties	(1,354)	170,603
Other liabilities – current	4,980	(44,890)
Net cash used in operating activities	(4,679,487)	(1,070,183)

Cash Flows from Investing Activities:
Investment in property, plant and equipment, net	(802,546)	(200,000)
Investment in joint venture	(75,000)	—
Net cash used in investing activities	(877,546)	(200,000)

Cash Flows from Financing Activities:
Issuance of common stock	8,413,964	12,000
Proceeds from note payable	—	1,089,528
Proceeds from convertible note, net of transaction costs	2,790,000	—
Repayment on convertible notes	(1,416,667)	—
Debt issuance costs	(84,183)	—
Proceeds from related party	—	77,500
Net cash provided by financing activities	9,703,114	1,179,028
Net Change in Cash and cash equivalents	4,146,081	(91,155)
Cash and cash equivalents – Beginning of period	1,053,744	120,010
Cash and cash equivalents – End of period	$5,199,825	$ 28,855
Supplemental cash flow information:
Cash interest payments	$462,331	$ 34,264
Supplemental non-cash investing and financing activities:
Capital expenditures accrued in accounts payable and accrued liabilities	$—	$(152,894)

The accompanying notes are an integral part of these consolidated financial statements.

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

New Era Helium, Inc.(the “Company”, “NEW ERA”, “we,”, “us,” or “our”), formerly known as Roth CH Holdings, Inc. (“Roth V”), is a Nevada corporation. On August 13, 2025, the Company changed its name from New Era Helium, Inc. to New Era Energy & Digital, Inc. The Company was formed on February 6, 2023, through a Reorganization Agreement and Plan Share Exchange (the “Agreement”) with Solis Partners, LLC (“Solis Partners”) as described further in the paragraph below. The Company’s primary operations include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

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

On December 6, 2024, the Company completed the business combination (the “Business Combination) contemplated by the Business Combination and Plan of Organization dated January 3, 2024 (the “Business Combination Agreement”) (as amended on June 5, 2024, August 8, 2024, September 11, 2024 and September 30, 2024, the “BCA”), by and among Roth CH Acquisition V Co. (“ROCL”), Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ROCL (“Merger Sub”), and NEW ERA.

The Business Combination was accounted for as a reverse recapitalization in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Under this method of accounting, although ROCL acquired the outstanding equity in NEW ERA in the Business Combination, ROCL is treated as the “acquired company” and NEW ERA was treated as the accounting acquirer for financial statement purposes. Accordingly, the Business Combination was treated as the equivalent of NEW ERA issuing stock for the net assets of ROCL, accompanied by a recapitalization. The net assets of ROCL are stated at historical cost, with no goodwill or other intangible assets recorded.

Furthermore, the historical financial statements of NEW ERA became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Quarterly Report reflect (i) the historical operating results of NEW ERA prior to the merger; (ii) the combined results of ROCL and NEW ERA following the close of the merger; (iii) the assets and liabilities of NEW ERA at their historical cost and (iv) NEW ERA’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger. See Note 3 - Reverse Capitalization for further details of the merger.

Basis of Presentation

The accompanying consolidated financial statements of the Company as of June 30, 2025 and December 31, 2024, have been prepared in accordance with GAAP issued by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the years presented. References to GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

New Era Energy & Digital, Inc.

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

In connection with the ROCL stockholders’ vote at the May 2023 Special Meeting, ROCL public stockholders exercised their right to redeem 8,989,488 shares of ROCL common stock for a total of $93,010,772 as of May 31, 2023. In connection with the ROCL stockholders’ vote at the December 2023 Special Meeting, 927,715 shares of ROCL common stock were tendered for redemption as of December 1, 2023. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, which occurs within a tax year, should be recorded in the period of such stock issuance or event giving rise to an exception. As of June 30, 2025 and December 31, 2024, the Company recorded $1,029,003 of excise tax liability calculated as 1% of the value of shares redeemed on May 31, 2023 and December 1, 2023.

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

During the second quarter of 2023, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024, until paid in full. The Company has $322,058 and $126,722 of accrued interest and penalty in the consolidated balance sheet at June 30, 2025 and December 31, 2024, respectively.

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

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

Functional and reporting currency

The functional and reporting currency of the Company is the United States dollar.

Liquidity and Going Concern

The Company recorded a net loss of $6,926,260 for the six months ended June 30, 2025, and net loss of $1,948,791 for the six months ended June 30, 2024. As of June 30, 2025, the Company had a working capital deficit of $3,384,529 and a cash balance of $5,199,825.

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

The Company’s future capital requirements will depend on many factors, including the Company’s revenue growth rate, and the timing and extent of spending to support further sales and marketing efforts. In connection with the closing of the Business Combination on December 6, 2024, the Company and an institutional investor (the EPFA Investor”) entered into an Equity Purchase Agreement, as further amended as of February 21, 2025, May 5, 2025, and July 10, 2025 (the “EPFA”). Pursuant to the EPFA, the Company has the right to issue and sell to the EPFA Investor, and the EPFA Investor must purchase from the Company, up to an aggregate of $75 million (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to the satisfaction or waiver of certain conditions. The EFPA also provides for the issuance of two pre-paid advances in the aggregate amount of $10 million, the first pre-paid advance in the amount of $7 million, which was drawn by the Company on December 6, 2024, and the second pre-paid advance in the amount of $3 million, which was drawn by the Company on January 16, 2025, each of which is evidenced by a senior secured convertible promissory note (each, a “Convertible Note”), which is convertible into shares of common stock.

The Company is making payments of principal and interest on the Convertible Notes and the Company’s general and administrative expenses through funds received from shares sold under the EFPA. The Company’s share price has significantly declined and as a result, management has concern about the Company’s ability to sell sufficient shares under the EFPA at high enough prices to produce cash flow to meet its obligations within the assessment period as necessary. The Company may need to raise additional financing through loans. The Company cannot provide any assurance that the new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, The Company’s business, results of operations and financial condition would be materially and adversely affected. As a result, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance date of the June 30, 2025, consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

New Era Energy & Digital, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of six months or less to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company did not hold any cash equivalents other than cash on deposit.

Restricted Investments

Restricted investments relates to Certificates of Deposit (“CDs”) held at West Texas National Bank. These CDs are used as collateral for operating and plugging bonds for the New Mexico Oil Conservation Division, New Mexico State Land Office, and the Bureau of Land Management.

Receivables and Allowance for Expected Losses

The Company’s receivables result primarily from the sale of oil, natural gas and NGLs as well as billings to joint interest owners for properties in which the Company serves as the operator. Receivables from product sales are generally due within 30 to 60 days after the last day of each production month and do not bear any interest. Receivables associated with joint interest billings are regularly reviewed by Management for collectability, and they establish or adjust an allowance for expected losses as necessary. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. Management has determined that an allowance for expected losses was not required for the six months ended June 30, 2025, and the year ended December 31, 2024.

	June 30,	December 31,
	2025	2024
Oil, natural gas and NGL sales	$97,860	$108,091
Joint interest accounts receivable	749,287	624,577
Other accounts receivable	122,311	118,636
Total Accounts receivable, net	$969,458	$851,304

The beginning accounts receivable balance at January 1, 2024 was $692,351.

The Company did not write off any accounts receivable during the six months ended June 30, 2025 and the year ended December 31, 2024.

Prepaid Expenses

The Company includes in prepaid expenses payments made in advance for goods or services for which the Company will receive a future benefit. Prepaid expenses are recorded at cost and are expensed over the period in which the benefit is realized.

New Era Energy & Digital, Inc.

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

The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount. The Company recorded no impairment charges during the six months ended June 30, 2025 and 2024.

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

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves. The Company recorded no ceiling test impairment charges for the six months ended June 30, 2025 and June 30, 2024.

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

	June 30, 2025	December 31, 2024
Trade payable	$216,487	$1,003,380
Suspense payable	725,727	727,230
Total accounts payable	$942,214	$1,730,610

Total accrued liabilities	$486,590	$319,327

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

New Era Energy & Digital, Inc.

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

The Company is subject to credit risk resulting from the concentration of its oil, natural gas and NGL receivables with significant purchasers. For the six months ending June 30, 2025, the Company had no oil sales. A separate purchaser accounted for all of the Company’s natural gas and NGL revenues for the six months ending June 30, 2025, and 2024. For the six months ending June 30, 2024, one purchaser accounted for all of the Company’s oil sales revenues. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company will follow normal collection procedures. The Company does not believe the loss of either purchaser would materially impact its operating results as oil, natural gas and NGLs are fungible products with a well-established market and numerous purchasers.

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

New Era Energy & Digital, Inc.

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

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company recorded a valuation allowance of $4,248,911 as of June 30, 2025, and $2,487,466 as of December 31, 2024.

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

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

Loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260 - 10, Earnings Per Share (“ASC 260 - 10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. For the six months ended June 30, 2025 and 2024, all potentially dilutive securities were not included in the calculation of diluted net loss per share as their effect would be anti - dilutive.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense and information used to assess segment performance. The amendments in the ASU are effective for public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Retrospective application to all prior periods presented in the financial statements is required for public entities. The Company adopted ASU 2023-07 as of January 1, 2024. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

NOTE 3: RECAPITALIZATION

As discussed in Note 1, “Organization and Basis of Presentation,” on December 6, 2024, the Company completed the Business Combination contemplated by the Business Combination Agreement dated January 3, 2024, by and among ROCL, the Merger Sub, and NEW ERA.

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

Following the filing of the Articles of Merger with the Secretary of State of the State of Nevada, ROCL merged with and into Holdings, with Holdings as the surviving company of the Initial Merger. Following the filing of the Articles of Merger with the Secretary of State of the State of Nevada, Merger Sub merged with and into with New Era Helium Corp. as the surviving corporation of the Business Combination, effective December 6, 2024. Thus, New Era Helium Corp. became a wholly owned subsidiary of ROCL. In connection with the Business Combination, Holdings changed its name to “New Era Helium, Inc.”

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

Although ROCL was the legal acquirer of NEW ERA in the merger, NEW ERA is deemed to be the accounting acquirer, and the historical financial statements of NEW ERA became the basis for the historical financial statements of the Company upon the closing of the merger. NEW ERA was determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

●	NEW ERA’s current shareholders have a majority of the voting power in the combined company;

●	NEW ERA’s existing stockholders have the ability to control decisions regarding election and removal of directors and officers of the combined company;

●	NEW ERA is the larger entity in terms of substantive operations and employee base;

●	NEW ERA comprises the ongoing operations of the combined company;

●	NEW ERA’s existing senior management is the senior management of the combined company.

In accordance with the guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to December 6, 2024, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to NEW ERA’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to NEW ERA’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

ROCL common stock outstanding prior to the Business Combination	11,500,000
Less: Redemption of ROCL common stock	(11,162,973)
ROCL common stock	337,027
ROCL founder shares outstanding	2,325,000
ROCL private shares outstanding	461,500
Shares issued to advisors	1,125,000
Business combination shares	4,248,527
NEW ERA shares	8,916,625
Common stock immediately after the Business Combination	13,165,152

The number of NEW ERA shares was determined as follows:

		NEW ERA Shares
		after
	NEW ERA Shares	Conversion Ratio
Common stock	8,623,205	8,916,625

Public and private placement warrants

The 5,750,000 Public Warrants issued at the time of ROCL’s initial public offering and the 230,750 warrants issued in connection with the private placement at the time of ROCL’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (See Note 12 EQUITY).

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

Redemption

Prior to the closing of the Business Combination, certain ROCL public stockholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 11,162,973 shares of ROCL common stock for an aggregate payment of $117,044,333.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expenses and other current assets as of the dates indicated:

	June 30,	December 31,
	2025	2024
Retainer for workover rigs	$240,000	$240,000
Prepaid insurance	260,849	575,498
Prepaid expense	81,003	3,444
Prepaid taxes	133,198	133,198
Security deposit	5,050	5,050
Other	9,986	9,986
Total prepaid expenses and other current assets- current	$730,086	$967,176

Retainer for workover rigs	240,000	360,000
Total prepaid expenses-noncurrent	$240,000	$360,000

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

	June 30,	December 31,
	2025	2024
Processing plant under construction – cost	$4,466,736	$3,791,736
Computer equipment – cost	30,020	9,820
Field equipment – cost	107,347	—
Furniture and fixtures – cost	22,101	22,101
Leasehold improvements – cost	23,005	23,006
Total – cost	4,649,209	3,846,663

Processing plant under construction – accumulated depreciation	—	—
Computer equipment – accumulated depreciation	(9,876)	(6,874)
Field equipment – accumulated depreciation	—	—
Furniture and fixtures – accumulated depreciation	(18,481)	(16,271)
Leasehold improvements – accumulated depreciation	(21,943)	(13,776)
Total – accumulated depreciation	(50,300)	(36,921)

Processing plant under construction – net	4,466,736	3,791,736
Computer equipment – net	20,144	2,946
Field equipment – net	107,347	—
Furniture and fixtures – net	3,620	5,830
Leasehold improvements – net	1,062	9,230
Total Property, plant and equipment, net	$4,598,909	$3,809,742

The Company recorded depreciation expense in the amounts of $13,379 and $5,493 during the six months ended June 30, 2025, and 2024, respectively.

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 6. OIL AND NATURAL GAS PROPERTIES

	June 30,	December 31,
	2025	2024
Evaluated oil and natural gas properties – cost	$6,933,071	$6,933,071
Accumulated depletion and impairment	(6,450,162)	(6,142,978)
Oil and natural gas properties, net	$482,909	$790,093

The Company had no unevaluated properties at June 30, 2025 and December 31, 2024.

The Company recorded depletion expense in the amounts of $307,184 and $403,183 for the six months ended June 30, 2025 and 2024, respectively. There were no ceiling test impairments recorded during the six months ended June 30, 2025 and the year ended December 31, 2024.

NOTE 7. NOTES PAYABLE

AirLife Note Payable

On August 25, 2023, the Company, through its wholly owned subsidiary NEH Midstream, LLC., entered into a Promissory Note (“AirLife Note”) with AirLife Gases USA Inc. (“AirLife”). Under the AirLife Note, NEH Midstream agreed to pay AirLife the principal sum of $2,000,000 or such lesser amount as shall equal the outstanding principal amount of the Advance made to NEH Midstream by AirLife. The entire balance will be due on the earlier of (i) the date that is 18 months after the commencement date as defined the Purchase and Sale Agreement between NEH Midstream and AirLife dated August 25, 2023, or (ii) May 30, 2027. Interest shall accrue at 0.0211%, compounded daily, equivalent to an annual interest rate of 8%, commencing on the date the advance was made and continuing until repaid. The Company’s interest in certain oil and natural gas properties, included within the Oil and natural gas properties, net (full cost) balance on the Company’s consolidated balance sheets are pledged as collateral for the AirLife Note. As of June 30, 2025 and December 31, 2024, the amount outstanding under the AirLife Note, including accrued interest of $304,153 and $217,823, respectively, and were $2,304,153 and $2,217,823, respectively, and the June 30, 2025 balance was recorded as Notes payable – current and the December 31, 2024 balance was recorded as Notes payable – noncurrent on the Company’s consolidated balance sheets.

Pursuant to the terms of the Purchase Agreement, if the Purchase Agreement is terminated due to delay of the November 30, 2025 Commencement Date, succession of plant operations or early termination of the Purchase Agreement, the Company will be required to pay the total amount of remaining monthly installments of the AirLife Note within five (5) days of the date of such termination. (See Note 14)

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

Equity Purchase Facility Agreement (“EPFA”) and Convertible Notes

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

The EFPA provides for the issuance of two pre-paid advances in the aggregate amount of $10 million, the first pre-paid advance in the amount of $7 million and the second pre-paid advance in the amount of $3 million, each of which to be evidenced by a senior secured convertible promissory note (“the Notes”), which is convertible into shares of Common Stock. The Notes are secured by all assets of the Company. The Note for the First Pre-Paid Advance is initially convertible into 770,000 shares of Common Stock, assuming a conversion price of $10 and no accrued and unpaid interest. The Second Pre-Paid Advance Note will be initially convertible into 330,000 shares of Common Stock, assuming a conversion price of $10 and no accrued and unpaid interest.

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

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

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

The outstanding balance on the Convertible Note and the Subsequent Note, net of debt discount, as of December 31, 2024 was $2,233,712.

Amendment to Senior Secured Convertible Promissory Note

On May 5, 2025, the Company and the Investor entered into two amendments to the Promissory Notes, an amendment to the Senior Secured Convertible Promissory Note dated December 6, 2024 (the “First Amendment”) and an amendment to the Subsequent Note dated January 16, 2025 (the “Second Amendment”) which, among other things, provides that the Company may elect to defer the principal portion of the monthly payments that are due to the Investor in May 2025, June 2025, or July 2025 until on or before the Maturity Date of the respective Promissory Note in exchange for the payment of a deferral fee (the “Deferral Fee”) equal to 2.0% of the outstanding Principal on each of the Promissory Notes payable monthly until the deferred principal payments are paid in full. The Deferral Fee is payable 50% in cash and 50% as an addition to the outstanding Principal amount on the applicable payment date. The Company elected to defer the principal portion of the monthly payments that are due to the Investor in May 2025, June 2025, and July 2025. The deferral fees were recognized as an additional debt discount of $520,167.

The Company has evaluated the First and Second Amendment and as the effective borrowing rate under the restructured agreements are less than the effective annual interest rate on the old agreements, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreements were accounted for as a troubled debt restructuring (“TDR”) by debtors under ASC 470-60.

For the six months ended June 30, 2025, the Company recorded $2,344,697of amortization of the debt discount in the consolidated statement of operations. The unamortized debt discount is expected to be amortized over the next 10 months. As of June 30, 2025, and December 31, 2024, the accrued interest on the Convertible Note in the consolidated balance sheets was $44,996 and $49,863, respectively. The outstanding balance on the Amended Notes, net of debt discount, as of June 30, 2025, was $5,256,904.

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

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

The Company reviewed the conversion option and determined that the scope exception within ASC 815-10-15-74 (a) is met and the conversion option is not required to be bifurcated and accounted for as an embedded derivative under ASC 815.

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

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

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

The table below summarizes the outstanding notes payable as of June 30, 2025 and December 31, 2024, including the effects of discounts and debt issuance costs:

	June 30, 2025	December 31, 2024
Current
Convertible note due 2026	8,755,858	7,000,000
Discounts, net (1)	(826,205)	(462,602)
Debt issuance costs, net (2)	(2,672,749)	(4,303,686)
Total, convertible note	5,256,904	2,233,712

Airlife Note – principal	2,000,000	—
Airlife Note – accrued interest	304,153	—
Total, Airlife Note	2,304,153	—
Total notes payable – current	$7,561,057	$2,233,712

Noncurrent
AirLife Note – principal	$—	$2,000,000
AirLife Note – accrued interest	—	217,823
Notes payable – noncurrent	$—	$2,217,823

(1)	Discounts as of June 30, 2025 and December 31, 2024, consisted of $1,220,167 and $490,000, respectively, in discounts less accumulated amortization of $393,692 and $27,398, respectively.

(2)	Debt issuance costs as of June 30, 2025 and December 31, 2024, consisted of $4,905,768 and $4,558,574, respectively, in debt issuance costs less accumulated amortization of $2,233,019 and $254,888.

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

The table below presents the disaggregation of interest expense for the six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Contractual interest expense	$331,736	$613,411
Debt discount amortization	203,096	393,962
Debt issuance cost amortization	981,154	1,950,735
Total	$1,515,986	$2,958,108

NOTE 8. LEASE LIABILITIES

The Company currently occupies office space in Midland, Texas and Hermosa Beach, California under a month - to - month arrangement. The Company is reviewing its options regarding continued use of these office spaces and will continue to expense the cost to use these offices. On July 31, 2025, the Company provided notice to vacate the Hermosa Beach office no later than August 29, 2025.

There are no future minimum rental payments required under operating leases as of June 30, 2025, and December 31, 2024.

NOTE 9. RELATED PARTY TRANSACTIONS

Balance outstanding of related parties:

Name of Party	Receivable / Payable	June 30, 2025	December 31, 2024
Mike Rugen	Payable (reimbursable business expenses)	$—	$1,354
Total	Payable	$—	$1,354

NOTE 10: OTHER CURRENT LIABILITIES

The following table presents the components of other current liabilities as of the dates indicated:

	June 30,	December 31,
	2025	2024
Royalty payable – ONRR	$52,557	$27,896
Installment agreement – ONRR	—	19,681
Total other current liabilities	$52,557	$47,577

NOTE 11. ASSET RETIREMENT OBLIGATIONS

The Company has a number of oil and gas wells in production and will have AROs that will be settled once the wells are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration.

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

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

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Inflation rate	3.042%	3.873%
Discount factor	10.0%	10.0%
Estimated asset life	3.50 – 49.50 Years	4 – 50 years

The following table shows the change in the Company’s ARO liability for the six months ended June 30, 2025 and the year ended December 31, 2024:

Asset retirement obligations, December 31, 2023	$1,654,968
Liabilities sold	(26,780)
Liabilities settled	(28,087)
Change in estimated	435,067
Accretion expense	162,896
Asset retirement obligations, December 31, 2024	$2,198,064

Asset retirement obligations, December 31, 2024	$2,198,064
Accretion expense	109,864
Asset retirement obligations, June 30, 2025	$2,307,928

NOTE 12. EQUITY

Reorganization Agreement and Plan Share Exchange and Issuance of Shares

Preferred stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common stock - The Company is authorized to issue 245,000,000 shares of common stock as of June 30, 2025 and 70,000,000 shares of common stock as of December 31, 2024 with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 25,656,628 shares and 13,165,152 shares issued and 25,482,270 shares and 12,990,794 shares outstanding, respectively. Each share of Common Stock has one vote and has similar rights and obligations.

Share Issuances

The Company issued the following shares under the EPFA:

●	800,000 shares issued on January 22, 2025, at approximately $2.64 per share for an aggregate of $2,112,800.

●	15,000 shares issued on January 31, 2025, at approximately $2.67 per share for an aggregate of $40,042.

●	20,000 shares issued on February 25, 2025, at approximately $2.28 per share for an aggregate amount of $45,600.

●	523,257 shares issued during April 2025, at a weighted average price of approximately $0.82 per share for an aggregate amount of $429,849.

●	1,181,026 shares issued during May 2025, at a weighted average price of approximately $0.56 per share for an aggregate amount of $ $658,406.

●	9,827,193 shares issued during June 2025, at a weighted average price of approximately $0.52 per share for an aggregate amount of $5,127,096.

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

The Company also issued 125,000 shares on February 6, 2025. These shares were approved by the Board of Directors on January 14, 2025, related to work performed during 2024.

Amendment to Equity Purchase Facility Agreement

On May 5, 2025, the Company and the Investor entered into the Second Amendment and Restated Equity Purchase Facility Agreement (this “Agreement”).  This Agreement amends the Equity Purchase Facility Agreement dated December 6, 2024 (the “Original Agreement”), as amended and restated on February 21, 2025 (the “Existing Agreement”).

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

Warrants – As of June 30, 2025 and December 31, 2024, there are 5,750,000 Public Warrants and 230,750 Private Warrants outstanding. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

Also, on December 6, 2024, the Company and an institutional investor (the “Warrant Investor”) entered into a securities purchase agreement (the “Warrant Purchase Agreement”) pursuant to which the Company issued and sold to the Investor warrants to purchase up to $30,000,000 shares of Common Stock (the “Warrant Shares”) comprised of two tranches, (a) a warrant to purchase up to $10,000,000 shares of Common Stock (the “First Tranche Warrant”) and (b) a warrant to purchase up to $20,000,000 shares of Common Stock (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “December PP Warrants”). The December PP Warrants may be exercised on any day on or after December 6, 2024, in whole or in part at an initial exercise price of $10.00 per share (the “Exercise Price”), subject to certain adjustments as provided in the applicable Warrant. The number of Warrant Shares issuable upon exercise of First Tranche Warrant is equal to the quotient of (i) the product of (x) $10 million minus any amount previously paid to exercise the Warrants and (y) multiplied by 110%, and (ii) divided by the Exercise Price then in effect. Currently, the number of Warrant Shares issuable upon exercise of the First Tranche Warrant is equal to 1,100,000, assuming an Exercise Price of $10. The number of Warrant Shares issuable upon exercise of Second Tranche Warrant is equal to 2,140,000, subject to certain adjustments.

The Company has analyzed the Public Warrants, Private Warrants, and December PP Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480 or ASC 815.

NOTE 13. LOSS PER SHARE

The Company calculated net loss per share using the treasury stock method. The table below sets for the computation of basic and diluted net loss per share for the period presented below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(3,606,004)	$(1,089,759)	$(6,926,260)	$(1,948,791)
Basic weighted average common shares outstanding	16,904,066	6,425,375	15,390,821	6,425,375
Diluted weighted average common shares outstanding	—	—	—	—
Basic and diluted weighted average common shares outstanding	16,904,066	6,425,375	15,390,821	6,425,375
Basic and diluted net loss per share	$(0.21)	$(0.17)	$(0.45)	$(0.30)

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

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

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

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2025. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of June 30, 2025 and December 31, 2024, no amount was drawn down under the LOC.

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

The Company made a $75,000 contribution to the Joint Venture on April 16, 2025. On July 16, 2025, the Company made an additional contribution of $750,000.

The Company reviewed the LLC Agreement under ASC 323 - Equity Method and Joint Ventures and determined that the LLC Agreement meets the definition of a joint venture. The Company further reviewed the LLC Agreement under ASC 810 – Consolidation and determined that the LLC Agreement does not meet the definition of a variable interest entity since the joint venture does not have sufficient equity at risk. The Company follows the equity method accounting for its investment in the joint venture.

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

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 15: REVENUES

The following table presents the revenue by type as of the dates indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Natural gas	$591,188	$198,375	$1,273,349	$708,109
Less gathering and processing	(445,649)	(220,666)	(847,746)	(522,800)
Natural gas, net	145,539	(22,291)	425,603	185,309
NGL	63,575	73,630	109,966	139,679
Oil	—	(30,962)	—	24,600
Total Revenue, net	$209,114	$20,377	$535,569	$349,588

NOTE 16. FAIR VALUE MEASUREMENTS

The Company accounts for certain liabilities at fair value and classifies these liabilities with the fair value hierarchy. Our asset retirement obligation liabilities are measured at fair value on a non-recurring basis.

Assets, liabilities, and expenses subject to fair value measurements are as follows:

June 30, 2025	Level 1	Level 2	Level 3	Total
Asset:
Equity facility derivative asset	$—	$—	$158,255	$158,255

Liability:
ARO liabilities	$—	$—	$2,307,928	$2,307,928
Embedded derivative liability	$—	$—	$480,490	$480,490

December 31, 2024	Level 1	Level 2	Level 3	Total
Asset:
Equity facility derivative asset	$—	$—	$16,999	$16,999

Liabilities:
ARO liabilities	$—	$—	$2,198,064	$2,198,064
Embedded derivative liability	$—	$—	$309,181	$309,181

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

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

The following table provides quantitative information regarding Level 3 fair value measurements for the embedded derivative liability and equity facility asset at initial measurement at December 6, 2024, January 15, 2025, and at June 30, 2025.

		Embedded	Embedded		Equity Facility
	Equity Facility	Derivative Liability	Derivative Liability	Embedded Derivative	Facility Derivative	Embedded Derivative
	Derivative Asset June 30, 2025	June 30, 2025 (December Note)	June 30, 2025 (January Note)	Liability January 15, 2025 (Initial Measurement)	Asset December 6, 2024 (Initial Measurement)	Liability December 6, 2024 (Initial Measurement)
Conversion price	$—	$10.00	$10.00	$10.00	$—	$10.00
Share price	$0.49	$0.49	$0.49	$3.00	$9.88	$9.88
Volatility	96.0%	71.0%	69.0%	32.0%	29.0%	28.0%
Probability of default	—	32.52%	32.80%	41.0%	—	41.0%
Risk-free rate	4.32%	4.08%	4.03%	4.12%	4.23%	4.08%
Dividend yield	—	—	—	—	—	—

The following table presents the changes in the fair value of Level 3 embedded derivative liabilities and equity facility derivative asset:

		Equity
	Embedded	Facility
	Derivative Liabilities	Derivative Asset
Fair value as of January 1, 2025	$309,181	$16,999
Initial fair value as of January 15, 2025	263,012	—
Change in valuation inputs or other assumptions	(91,703)	141,256
Fair value as of June 30, 2025	$480,490	$158,255

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

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$5,199,825	$1,053,744
Property and equipment, net	4,598,909	3,809,742
Oil and natural gas properties	482,909	790,093

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$209,114	$20,377	$535,569	$349,588
Lease operating expenses	308,385	225,368	568,865	728,927
General and administrative expenses	1,532,520	1,043,122	3,469,174	1,788,186

New Era Energy & Digital, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 18. SUBSEQUENT EVENTS

As previously reported, the Company, and E. Will Gray, II, its Chief Executive Officer, are parties to that certain Employment Agreement dated as of April 15, 2024 (the “Agreement”). On July 16, 2025, NEW ERA and the Executive entered into an amendment to the Agreement (the “Amendment”) to provide for, among other things, the reimbursement of certain relocation expenses and housing expenses for the Executive.

On July 2, 2025, Matheson Tri-Gas, Inc. terminated its Gaseous Helium Agreement with the Company. This termination was a result of the Pecos Slope Plant not commencing operation as of July 1, 2025.

On July 2, 2025, the Company’s Board of Directors approved the issuance of 1,213,643 share of common stock and options to purchase 765,000 shares of common stock.

On of July 10, 2025, the Company has issued and sold an aggregate of 12,788,741 Shares for gross proceeds of approximately $8,588,625 under the Existing EPFA.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA includes, among other things, a permanent extension of 100% bonus depreciation for certain capital expenditures and modifications to the interest expense limitation under Section 163(j). In accordance with ASC Topic 740, Income Taxes, the effects of the tax law are recognized in the period of enactment and therefore not reflected in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025. The Company is evaluating the potential tax impacts of the OBBBA on the consolidated financial statements.

On July 10, 2025, the Company and the Investor entered into a Third Amended and Restated Equity Purchase Facility Agreement (the “Third A&R EPFA”), which amends and restates the Existing EPFA in its entirety.

On August 12, 2025, the Company and the Investor entered into a Fourth Amended and Restated Equity Purchase Facility Agreement (the “Fourth A&R EPFA”), which amends and restates the Third EPFA in its entirety. Pursuant to the Fourth A&R EPFA, we have the right, and not the obligation, to sell to the Investor up to $1.0 billion of Common Stock, which was increased from $75.0 million, at our request during the commitment period commencing on December 6, 2024 and terminating on the first day of the month following the 36 month anniversary of December 6, 2024.

On July 17, 2025, Texas Critical Data Centers LLC (“TCDC”), a joint venture between the Company, and Sharon AI, Inc., executed a purchase agreement (the “Agreement”) with Odessa Industrial Development Corporation d/b/a Grow Odessa, a Texas nonprofit corporation, with respect to the purchase by TCDC of approximately 235 acres in Ector County, Texas for a 250MW AI and HPC data center campus planned by TCDC. The closing of the transaction occurred on July 25, 2025.

On August 11, 2025, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the Company’s name from New Era Helium Inc. to New Era Energy & Digital, Inc. effective as of August 13, 2025. In connection with the name change, the Company’s trading symbol was changed from “NEHI” to “NUAI” for common stock and “NHECW” to ‘NUAIW” for warrants on August 13, 2025. The name change became effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Nevada.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “ECD,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of New Era Energy & Digital, Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, New Era Energy & Digital, Inc. (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiary.

Business Overview and Strategy

NEW ERA is a corporation formed in Nevada on February 2, 2023. It is an exploration and production company whose primary operations include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids. The Company sources helium produced in association with natural gas reserves located in Chaves County, New Mexico. To date, we have not generated any revenue from the production of helium. Although hydrocarbons are currently the Company’s primary source of revenues, our business model is moving from a hydrocarbon focus to a helium-focused model and centers on providing helium to various parties in the supply chain, namely helium refiners, non- refiners, Tier 1 multinational distributors, and smaller Tier 2 gas companies. We currently own and operate 137,000 acres in Southeast New Mexico and have 85,498 MMcfe of proved hydrocarbon reserves and 166,430 MMcfe of probable hydrocarbon reserves. In addition, the Company has approximately 422 MMcf of net proved undeveloped helium reserves and 788 MMcf of net probable undeveloped helium reserves.

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

Merger with Roth CH Acquisition V Co.

On December 6, 2024, the Company completed the business combination (the “Business Combination) contemplated by the Business Combination and Plan of Organization dated January 3, 2024 (the “Business Combination Agreement”) (as amended on June 5, 2024, August 8, 2024, September 11, 2024 and September 30, 2024, the “BCA”), by and among Roth CH Acquisition V Co. (“ROCL”), Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ROCL (“Merger Sub”), and NEW ERA.

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

Following the filing of the Articles of Merger with the Secretary of State of the State of Nevada, ROCL merged with and into Holdings, with Holdings as the surviving company of the Initial Merger. Following the filing of the Articles of Merger with the Secretary of State of the State of Nevada, Merger Sub merged with and into with New Era Helium Corp. as the surviving corporation of the Business Combination, effective December 6, 2024. Thus, New Era Helium Corp. became a wholly owned subsidiary of ROCL. In connection with the Business Combination, Holdings changed its name to “New Era Helium Inc.”. The Company name was subsequently changed to “New Era Energy & Digital, Inc.”.

Recent Developments

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

Amended and Restated Equity Purchase Facility Agreement

On August 12, 2025, we entered into the Fourth Amended and Restated Equity Purchase Facility Agreement with an investor (the “Investor”). Pursuant to the EPFA, we have the right, and not the obligation, to sell to the Investor up to $1.0 billion of Common Stock, at our request during the commitment period commencing on December 6, 2025 and terminating on the first day of the month following the 36 month anniversary of December 6, 2025. Each issuance and sale by us to the Investor is subject to a maximum limit equal to the greater of (i) 400% of the aggregate volume traded of the Common Stock for the five trading days immediately preceding an advance notice and (ii) the quotient of $1,000,000 (or $2,000,000 if it is an Accelerated Purchase) divided by the opening price of the Common Stock on the trading day prior to the advance notice. The shares of Common Stock will be issued and sold to the Investor at a per share price equal to 95% of the lower of (i) the lowest trading price during the three consecutive trading days commencing on the advance notice date if a Regular Purchase (or the same trading day if an Accelerated Purchase) and (ii) the VWAP of the Common Stock during the applicable pricing period if a Regular Purchase (or the lowest daily VWAP if an Accelerated Purchase). “VWAP” means for any trading day, the daily volume weighted average price of the Common Stock for such trading day on the principal market during regular trading hours as reported by Bloomberg L.P through its “AQR” function.

The advances are subject to certain limitations, including that the Investor cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Common Stock at the time of an advance (the “Ownership Limitation”) or acquiring Common Stock in excess of the Exchange Cap. The Ownership Limitation may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the Investor, except that any increase will only be effective upon 61 days’ prior written notice to the Company. The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.” Additionally, if the total number of Common Stock traded on Nasdaq during the applicable pricing period is less than the Volume Threshold (as defined below), then the number of Common Stock issued and sold pursuant to such advance notice will be reduced to the greater of (i) (A) 30% of the trading volume of the Common Stock on Nasdaq during the relevant pricing period as reported by Bloomberg L.P. for the Regular Purchase Pricing Period (as defined in the EPFA) and (B) 10% for the Accelerated Purchase Pricing Period (as defined in the EPFA); and (ii) the number of Common Stock sold by the Investor during such pricing period, but in each case not to exceed the amount requested in the advance notice. “Volume Threshold” is defined as a number of Common Stock equal to the quotient of (i) the number of shares in the advance notice requested by the Company divided by (ii) (x) 0.30 for the Regular Purchase Pricing Period or (y) 0.10 for the Accelerated Purchase Pricing Period.

The EPFA provides, among other things, that for so long as any amount remains outstanding under the Promissory Notes, if the Company submits an Advance Notice (as defined in the EPFA), then the aggregate purchase price owed to the Company from such Advance Notice (the “Advance Proceeds”) shall be paid by the Investor to the Company and used by the Company in accordance with Section 7.15 of the EPFA; provided, however, that any such Advance Notice that is submitted during any thirty (30) calendar day period preceding the date on which the Company is required to make a monthly payment pursuant to Sections 1(b) and 1(d) of the Promissory Notes (each such payment, a “Note Payment”), then without the prior written consent of the Investor, the Company may only submit such Advance Notice, if the Advance Proceeds are paid by the Investor by offsetting the amount of the Advance Proceeds against the full amount of the applicable Note Payment (first towards accrued and unpaid interest, then towards Payment Premiums (as defined in the Promissory Notes) (if applicable), and then towards outstanding principal), with any remaining Advance Proceeds to be paid by the Investor in cash to the Company and used by the Company in accordance with Section 7.15 of the EPFA. Furthermore, if there is any default under the Promissory Notes, the Company may only submit an Advance Notice with the prior consent of the Investor.

Each trading day during a Pricing Period (as defined in the EPFA) that is an Excluded Day (as defined in the EPFA), shall result in an automatic reduction to the number of Advance Shares set forth in such Advance Notice by (i) in the event of a Regular Purchase Pricing Period, one-third for each such Excluded Day, or (ii) in the event of an Accelerated Purchase Pricing Period or Extended Purchase Pricing Period, 100%. The EPFA also provides that the Company may not submit an Advance Notice, without the consent of the Investor, if the market price of the Company’s common stock immediately prior to submission is lower than 120% of the Floor Price then in effect.

Pursuant to the terms of the EPFA, the Floor Price is currently set at $0.7176 per Common Share, which is equal to 20% of the average five-day VWAP of the Common Shares on January 15, 2025, which is the date the Company’s resale registration statement on Form S-1 was declared effective. The EPFA further provides that, beginning on July 15, 2025 and on the same day of every six (6) months thereafter (each, a “Floor Price Reset Date”), the Floor Price shall be adjusted (downwards only) to 20% of the average VWAP of the common stock during the five (5) trading days immediately prior to such Floor Price Reset Date. Notwithstanding the foregoing and subject to the rules and regulations of the Nasdaq Stock Market LLC, the Company may reduce the Floor Price then in effect to any amount set forth in a written notice to the Investor; provided that such reduction shall be irrevocable and shall not be subject to increase thereafter.

The EPFA, among other things, permits the Company to select an Extended Purchase Pricing Period (as defined in the EPFA) which permits the Investor to effect sales of Shares pursuant to an Advance Notice during pre-market trading hours, amends the definition of Excluded Securities and includes other conforming and administrative changes.

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

The Company made a $75,000 contribution to the Joint Venture on April 16, 2025. On July 16, 2025, the Company made an additional contribution of $750,000.

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

Departure of Directors

On May 30, 2025, William H. Flores resigned as a member of the Board of the Company with an effective date of May 30, 2025. Mr. Flores’ resignation was not the result of any disagreement between him and the Company, the Board of Directors, or any committee of the Board of Directors on any matter.

On May 28, 2025, Phil Kornbluth resigned as a member of the Board of Directors of the Company with an effective date of May 28, 2025. Mr. Kornbluth’s resignation was not the result of any disagreement between him and the Company, the Board of Directors, or any committee of the Board of Directors on any matter. Mr. Kornbluth indicated that he would make himself available after the Effective Date to provide consulting services, as requested by the Company.

Also on May 28, 2025, Stan Boroweic resigned as a member of the Board of Directors of the Company with an effective date of May 28, 2025. Mr. Boroweic’s resignation was not the result of any disagreement between him and the Company, the Board of Directors, or any committee of the Board of Directors on any matter. The Company will be seeking a suitable replacement for Mr. Boroweic in due course.

Appointment of Directors

The Company has announced the appointment of three new members of its board of directors to fill vacancies left by recent resignations. Effective June 25, 2025, the new board members include Trent Yang, Peter “P.J.” Lee, and Ondrej Sestak. Mr. Yang will serve as the Audit Committee Chairman and as a Compensation Committee Member, Mr. Lee will serve as an Audit Committee Member and Mr. Sestak will serve as a Compensation Committee Member.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company recorded a valuation allowance as of $4,248,911 and $2,487,466 for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

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

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three months and six months ended June 30, 2025 and 2024. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table sets forth our results of operations for the periods presented:

	For the three months ended
	June 30,		Variance	Variance
	2025	2024	($)	(%)
Revenue, net:
Oil, natural gas, and product sales, net	$209,114	$20,377	$188,737	926.2%
Total revenues, net	209,114	20,377	188,737	926.2%

Costs and expenses:
Lease operating expenses	308,385	225,368	83,017	36.8%
Depletion, depreciation, amortization, and accretion	232,018	255,149	(23,131)	(9.1)%
General and administrative expenses	1,532,520	1,043,122	489,398	46.9%
Total costs and expenses	2,072,923	1,523,639	549,284	36.1%
Loss from operations	(1,863,809)	(1,503,262)	(360,547)	24.0%

Other income (expense):
Interest income	10,948	8,074	2,874	35.6%
Interest expense	(1,515,986)	(79,484)	(1,436,502)	1,807.3%
Change in fair value of derivative asset	156,659	—	156,659	100.0%
Change in fair value of derivative liability	(99,274)	—	(99,274)	100.0%
Other, net	(294,542)	66,799	(361,341)	(540.9)%
Total other income (loss)	(1,742,195)	(4,611)	(1,737,584)	37,683.5%
Loss before income taxes	(3,606,004)	(1,507,873)	(2,098,131)	139.1%

Benefit for income taxes	—	418,114	(418,114)	(100.0)%
Net loss	$(3,606,004)	$(1,089,759)	$(2,516,245)	230.9%

Net Revenue by Product Category

The following table summarizes the Company’s net audited consolidated revenues disaggregated by product category:

	Three Months Ended
	June 30,
	2025	2024	Change	Change %
Natural Gas, net	$145,539	$(22,291)	$167,830	(752.9)%
NGL	63,575	73,630	(10,055)	(13.7)%
Oil	—	(30,962)	30,962	(100.0)%
Total revenues, net	$209,114	$20,377	$188,737	926.2%

Natural Gas represented 69.6% of the revenue for the three months ended June 30, 2025, compared to (109.4) % for the three months ended June 30, 2024, and increased $167,830 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The primary drivers of the revenue increase for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was a $165,000 increase related to a $0.71 per mcf increase in gas prices net of processing and transportation.

NGLs represented 30.4% of the revenue for the three months ended June 30, 2025, compared to 361.3% for the three months ended June 30, 2024, and decreased $10,055 for the three months ended June 30, 2025, as compared to three months ended June 30, 2024. The primary driver of the revenue decrease for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was a $22,000 decrease related to a $17.58 per Bbl decrease in NGL prices, partially offset by a $12,000 increase related to a 180 Bbl increase in NGL volumes.

No revenue was generated from Oil for the three months ended June 30, 2025, compared to (151.9) % for the three months ended June 30, 2024, and increased $30,962 for the three months ended June 30, 2025, as compared to three months ended June 30, 2024. The primary driver of the revenue increase for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was the sale of the Company’s oil properties during 2024.

Operating Expenses

	Three Months Ended
	June 30,
	2025	2024	Change	Change %
Costs and expenses:
Lease operating expenses	$308,385	$225,368	$83,017	36.8%
Depletion, depreciation, amortization and accretion	232,018	255,149	(23,131)	(9.1)%
General and administrative expenses	1,532,520	1,043,122	489,398	46.9%
Total costs and expenses	$2,072,923	$1,523,639	$549,284	36.1%

The Company experienced an overall increase in operating expenses of $549,284 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

For the three months ended June 30, 2025, lease operating expenses increased $83,017, as compared to the three months ended June 30, 2024. This increase was primarily attributable to a $60,000 increase related to amortization during 2025 of a standby retainer, consulting, and services agreement and a $59,000 increase related to an increase in field location work.

General and administrative expenses increased $489,398 during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The primary drivers for the increase was a $242,000 increase in Directors and Officers Insurance Costs, a $141,500 increase in public company related filing costs, a $102,500 increase in employee compensation and benefit costs, a $97,000 increase in board member compensation, and a $72,000 increase in advertising and marketing costs, partially offset by $166,000 decrease related to an assignment of certain properties located in Chaves County, New Mexico as compensation expense.

For the three months ended June 30, 2025, depletion, depreciation, amortization and accretion expense decreased $23,131, as compared to the three months ended June 30, 2024. This decrease was primarily due to a $39,000 decrease in depletion expense related to lower sales volumes and a decrease in the depletion rates, partially offset by a $14,000 increase in accretion expense associated with Asset Retirement Obligations.

Other (Expense)Income

	Three Months Ended
	June 30,
	2025	2024	Change	Change %
Interest income	10,948	8,074	2,874	35.6%
Interest expense	(1,515,986)	(79,484)	(1,436,502)	1,807.3%
Change in fair value of derivative asset	156,659	—	156,659	100.0%
Change in fair value of derivative liability	(99,274)	—	(99,274)	100.0%
Other, net	(294,542)	66,799	(361,341)	(540.9)%
Total other income (loss)	$(1,742,195)	(4,611)	(1,737,584)	37,683.5%

For the three months ended June 30, 2025, interest income increased $2,874, as compared to the three months ended June 30, 2024, primarily due to an increase on interest earned on certificates of deposit.

For the three months ended June 30, 2025, interest expense increased $1,515,986, as compared to the three months ended June 30, 2024, primarily due to $1,436,502 increase related to amortization of the debt discount and debt issuance costs, and a $78,000 increase in interest expense related to excise and withholding taxes, partially offset by a $14,000 decrease in interest expense related to the Beaufort Acquisitions note and a $21,000 decrease related to interest expense associated with the Bridge Financing Debentures.  Both the Beaufort Acquisition note and the Bridge Financing Debentures were paid off in December 2024.

For the three months ended June 30, 2025, change in the fair value of the derivative asset increased $156,659, as compared to the three months ended June 30, 2024, and change in fair value of derivative liabilities increased $99,274 as compared to the three months ended June 30, 2024.

For the three months ended June 30, 2025, other income (expense) decreased $361,341 as compared to the three months ended June 30, 2024, primarily due to a $294,000 increase in penalties associated with late payment on excise and withholding tax, and a $67,000 decrease in fees to operate properties charged to the purchaser of certain properties, previously owned by the Company, located in Chaves County, NM that were sold effective July 2023.

The Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table sets forth our results of operations for the periods presented:

	For the six months ended
	June 30,		Variance	Variance
	2025	2024	($)	(%)
Revenue, net:
Oil, natural gas, and product sales, net	$535,569	$349,588	$185,981	53.2%
Total revenues, net	535,569	349,588	185,981	53.2%

Costs and expenses:
Lease operating expenses	568,865	728,927	(160,062)	(22.0)%
Depletion, depreciation, amortization, and accretion	430,427	499,193	(68,766)	(13.8)%
General and administrative expenses	3,469,174	1,788,186	1,680,988	94.0%
Total costs and expenses	4,468,466	3,016,306	1,452,160	48.1%
Loss from operations	(3,932,897)	(2,666,718)	(1,266,179)	47.5%

Other income (expense):
Interest income	26,328	24,668	1,660	6.7%
Interest expense	(2,958,108)	(139,822)	(2,818,286)	2,015.6%
Change in fair value of derivative asset	141,256	—	141,256	100.0%
Change in fair value of derivative liability	91,703	—	91,703	100.0%
Other, net	(294,542)	133,597	(428,139)	(320.5)%
Total other income (loss)	(2,993,363)	18,443	(3,011,806)	(16,330.3)%
Loss before income taxes	(6,926,260)	(2,648,275)	(4,277,985)	161.5%

Benefit for income taxes	—	699,484	(699,484)	(100.0)%
Net loss	$(6,926,260)	$(1,948,791)	$(4,977,469)	255.4%

Net Revenue by Product Category

The following table summarizes the Company’s net audited consolidated revenues disaggregated by product category:

	Six Months Ended
	June 30,
	2025	2024	Change	Change %
Natural Gas, net	$425,603	$185,309	$240,294	129.7%
NGL	109,966	139,679	(29,713)	(21.3)%
Oil	—	24,600	(24,600)	(100.0)%
Total revenues, net	$535,569	$349,588	$185,981	53.2%

Natural Gas represented 79.5 % of the revenue for the six months ended June 30, 2025, compared to 53.0% for the six months ended June 30, 2024, and increased $240,294 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The primary drivers of the revenue increase for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was a $266,000 increase related to a $0.62 per mcf increase in gas prices net of processing and transportation, partially offset by a $26,000 decrease related to a 68 MMcf decrease in gas volumes.

NGLs represented 20.5% of the revenue for the six months ended June 30, 2025, compared to 40% for the six months ended June 30, 2024, and decreased $29,713 for the six months ended June 30, 2025, as compared to six months ended June 30, 2024. The primary driver of the revenue decrease for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was a $25,000 decrease related to a $12.31 per Bbl decrease in NGL prices, and a $5,000 decrease related to a 68 Bbl decrease in NGL volumes.

No revenue was generated from Oil for the six months ended June 30, 2025, compared to 7.0% for the six months ended June 30, 2024, and decreased $24,600 for the six months ended June 30, 2025, as compared to six months ended June 30, 2024. The primary driver of the revenue decrease for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was the sale of the Company’s oil properties during 2024.

Operating Expenses

	Six Months Ended
	June 30,
	2025	2024	Change	Change %
Costs and expenses:
Lease operating expenses	$568,865	$728,927	$(160,062)	(22.0)%
Depletion, depreciation, amortization and accretion	430,427	499,193	(68,766)	(13.8)%
General and administrative expenses	3,469,174	1,788,186	1,680,988	94.0%
Total costs and expenses	$4,468,466	$3,016,306	$1,452,160	48.1%

The Company experienced an overall increase in operating expenses of $1,452,160 for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

For the six months ended June 30, 2025, lease operating expenses decreased $160,062, as compared to the six months ended June 30, 2024. This decrease was primarily attributable to a $213,000 decrease in location, workover and repair costs, partially offset by a $120,000 increase related to amortization during 2025 of a standby retainer, consulting, and services agreement.

General and administrative expenses increased $1,680,988 during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The primary drivers for the increase was $595,000 increase in public relations and marketing cost, a $483,000 increase in Directors and Officers Insurance Costs, a $246,000 increase in employee compensation and benefit costs, a $176,500 increase in public company related filing costs and exchange fee, a $160,000 increase related to board member compensation, and $151,000 increase in audit related costs, partially offset by $166,000 decrease related to an assignment of certain properties located in Chaves County, New Mexico as compensation expense.

For the six months ended June 30, 2025, depletion, depreciation, amortization and accretion expense decreased $68,766, as compared to the six months ended June 30, 2024. This decrease was primarily due to a $95,999 decrease in depletion expense related to lower sales volumes and a decrease in the depletion rates, partially offset by a $19,347 increase in accretion expense associated with Asset Retirement Obligations.

Other (Expense) Income

	Six Months Ended
	June 30,
	2025	2024	Change	Change %
Interest income	$26,328	24,668	1,660	6.7%
Interest expense	(2,958,108)	(139,822)	(2,818,286)	2,015.6%
Change in fair value of derivative asset	141,256	—	141,256	100.0%
Change in fair value of derivative liability	91,703	—	91,703	100.0%
Other, net	(294,542)	133,597	(428,139)	(320.5)%
Total other income (loss)	$(2,993,363)	18,443	(3,011,806)	(16,330.3)%

For the six months ended June 30, 2025, interest income increased $1,660, as compared to the six months ended June 30, 2024, primarily due to interest earned on certificates of deposit.

For the six months ended June 30, 2025, interest expense increased $2,818,286 as compared to the six months ended June 30, 2024, primarily due to $2,344,697 increase related to amortization of the debt discount and debt issuance costs and interest associated with note, and a $78,000 increase in interest expense related to excise and withholding taxes, partially offset by a $29,000 decrease in interest expense related to the Beaufort Acquisitions note and a $27,000 decrease related to interest expense associated with the Bridge Financing Debentures.  Both the Beaufort Acquisition note and the Bridge Financing Debentures were paid off in December 2024.

For the six months ended June 30, 2025, change in the fair value of the derivative asset increased $141,256, as compared to the six months ended June 30, 2024, and change in fair value of derivative liabilities increased $91,703 as compared to the six months ended June 30, 2024.

For the six months ended June 30, 2025, other expense increased $428,139 to an expense of $294,542 from other income of $133,597 as compared to the six months ended June 30, 2024, primarily due to penalties for withholding and excise tax of $295,000 recorded for the six month ended June 30, 2025, and a $134,000 decrease in fees to operate properties charged to the purchaser of certain properties, previously owned by the Company, located in Chaves County, NM that were sold effective July 2023.

Liquidity and Capital Resources

Uses and Availability of Funds

We measure our liquidity in a number of ways, including cash balances on hand, working capital, and operating cash flows.

We had a cash balance of $5,199,825 as of June 30, 2025. We also had a working capital deficit of $3,384,529 as of June 30, 2025.

Since our inception, the Company’s primary sources of liquidity have been cash flow from operations, contributions from members, and borrowings. The Company is in the process of securing a project financing arrangement to fund construction of a processing plant, the construction or acquisition of a gather system, and a production enhancement program that will consist of workovers, recompletions, new drilling, or acquisition of properties. In connection with the closing of the Business Combination on December 6, 2024, the Company and the EPFA Investor entered into the EPFA. Pursuant to the EPFA, the Company has the right to issue and sell to the EPFA Investor, and the EPFA Investor must purchase from the Company, up to an aggregate of $1.0 billion (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to the satisfaction or waiver of certain conditions. The EFPA also provides for the issuance of two pre-paid advances in the aggregate amount of $10 million, the first pre-paid advance in the amount of $7 million, which was drawn by the Company on December 6, 2024, and the second pre-paid advance in the amount of $3 million, which was drawn by the Company on January 16, 2025, each of which is evidenced by a senior secured convertible promissory note (each, a “Convertible Note”), which is convertible into shares of common stock.

The Company is making payments of principal and interest on the Convertible Notes and the Company’s general and administrative expenses through funds received from shares sold under the EFPA. The Company’s share price has significantly declined and as a result, management has concern about the Company’s ability to sell sufficient shares under the EFPA at high enough prices to produce cash flow to meet its obligations within the assessment period as necessary. The Company may need to raise additional financing thorough loans. The Company cannot provide any assurance that the new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, The Company’s business, results of operations and financial condition would be materially and adversely affected. As a result, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined management that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance date of the June 30, 2025, financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary operations include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

Cash Flows

Cash flows for the six months ended June 30, 2025 and 2024

The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended
	June 30,
	2025	2024
Cash Provided By (Used In)
Operating Activities	$(4,679,487)	$(1,070,183)
Investing Activities	(877,546)	(200,000)
Financing Activities	9,703,114	1,179,028
Net increase in cash and cash equivalents	$4,146,081	$(91,155)

Net cash used in operating activities

Operating activities used cash of $4,679,487 for the six months ended June 30, 2025. Net loss of $6,926,260 was affected by depletion, depreciation, amortization, and accretion of $430,427, amortization of debt discount of $2,344,697 and accrued interest on note payable and other liabilities of $86,330, offset by change in fair value of derivative asset of $141,256, change in fair value of derivative liability of $91,703 and interest income on investments and notes receivable of $26,328. Changes in operating assets and liabilities used $355,394 of cash for operating activities.

Operating activities used cash of $1,070,183 for the six months ended June 30, 2024. Net loss of $1,948,791 was affected by depletion, depreciation, amortization, and accretion of $499,194, accrued interest on note payable and other current liabilities of $101,953, offset by deferred tax benefit of $699,484, and interest income on investments and notes receivable of $24,669. Changes in operating assets and liabilities used $835,165 of cash for operating activities.

Net cash used in investing activities

Investing activities used cash of $877,546 for the six months ended June 30, 2025, related to the purchase of property, plant and equipment of $802,546 and investment in joint venture of $75,000.

Investing activities used cash of $200,000 for the six months ended June 30, 2024, related to the purchasing of property, plant and equipment and the purchase of oil and natural gas properties.

Net cash provided by financing activities

Financing activities provided cash of $9,703,114 for the six months ended June 30, 2025, related to proceeds from the convertible note of $2,790,000 and issuance of common stock of $8,413,964 offset by repayment on the convertible notes of $1,416,667 and debt issuance costs of $84,183.

Financing activities provided cash of $1,179,028 for the six months ended June 30, 2024, related to the proceeds from note payable of $1,089,528, proceeds from related party of $77,500 and the issuance of common stock of $12,000.

Indebtedness

As of June 30, 2025, the Company had $10,583,333 in outstanding loans and financing, excluding accounts payable and accrued interest. The following is a description of our material indebtedness.

These descriptions are only summaries and do not purport to describe all of the terms of the financing arrangements that may be important.

The table below reflects the Company indebtedness as of June 30, 2025:

	Principal Amount	Maturity Date		Interest Rate
Airlife Gases	$2,000,000		(1)	8.0%
Convertible Note (2)	$5,950,583	March 6, 2026		10.0%
Subsequent Note (3)	$2,805,275	April 15, 2026		10.0%
Total	$10,755,858

(1)	The earlier of May 30, 2027 or 18 months after commencement date as defined the Purchase and Sale Agreement between NEH Midstream and AirLife dated August 25, 2024. As of June 30, 2025, the Company has accrued $ 304,153 of interest on this note. If the Commencement Date has not occurred by November 30, 2025, for any reason, the Buyer has the right to terminate the Purchase Agreement. The Company does not anticipate the Commencement Date to occur by November 30, 2025 and expects the Buyer to terminate the agreement at that time. The company would be obligated to pay the outstanding balance within five days, therefore has recorded this note and associated interest as a current liability.
(2)	The amounts noted in the above table for the Convertible Note reflect principal payments made in February 2025 in the amount $1,166,667.
(3)	The amounts noted in the above table for the Subsequent Note reflect principal payments made in February 2025 in the amount $250,000.

Tabular Disclosure of Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2025:

	Less than 1 Year	1-3 Years	3 – 5 Years	Total
Note Payable – Air Life (1)	$2,000,000	$—	$—	$2,000,000
Convertible and Subsequent Notes	$8,755,858	$—	$—	$8,755,858

(1)	This note carries an annual interest rate of 8%. As of June 30, 2025, the Company has accrued $304,153 of interest on this note. If the Commencement Date has not occurred by November 30, 2025, for any reason, the Buyer has the right to terminate the Purchase Agreement. The Company does not anticipate the Commencement Date to occur by November 30, 2025 and expects the Buyer to terminate the agreement at that time. The company would be obliged to pay the outstanding balance within five days, therefore has recorded this note and associated interest as a current liability.

Seasonality

We typically do not experience seasonality in our operations.

Related Party Transactions

The Company has related party transactions consisting of accounts payable as of June 30, 2025. These balances were related to reimbursement due for business-related travel expenses for the CEO and CFO.

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

Reserves.

The Company’s proved reserve information as of June 30, 2025 and 2024 was prepared by the Company’s independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. The Company’s estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which the Company records DD&A expense will increase, reducing future net income. Such a decline may result from lower commodity prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of the Company’s ceiling test calculations of its proved properties for impairment.

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

Deferred Tax Asset Valuation Allowance.

The Company continually assesses both positive and negative evidence for recoverability of its deferred tax assets and based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences, the Company has established a valuation allowance of $3,384,508 for the six months ended June 30, 2025. There can be no assurance that facts and circumstances will not materially change and require the Company to revise this valuation allowance in a future period.

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

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2025. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of June 30, 2025, and December 31, 2024, no amount was drawn down under the LOC.

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

We paid the $75,000 contribution to the Joint Venture on April 16, 2025. On July 16, 2025, the Company made an additional contribution of $750,000.

Subsequent Events

Entry into a Material Definitive Agreement Amendment to Employment Agreement

As previously reported, New Era Energy & Digital, Inc., a Nevada corporation (“NEW ERA” or the “Officer” (the “Company”), and E. Will Gray, II, its Chief Executive Executive”), are parties to that certain Employment Agreement dated as of April 15, 2024 (the “Agreement”). On July 16, 2025, NEW ERA and the Executive entered into an amendment to the Agreement (the “Amendment”) to provide for, among other things, the reimbursement of certain relocation expenses and housing expenses for the Executive.

On July 2, 2025, Matheson Tri-Gas, Inc. terminated its Gaseous Helium Agreement with the Company. This termination was a result of the Pecos Slope Plant not commencing operation as of July 1, 2025.

On July 2, 2025, the Company’s Board of Directors approved the issuance of 1,213,643 share of common stock and options to purchase 765,000 shares of common stock.

As previously reported, New Era Energy & Digital, Inc., a Nevada corporation (“NEW ERA” or the “Company”), and an institutional investor (the “Investor”), entered into that certain Equity Purchase Facility Agreement, dated as of December 6, 2024, as amended and restated by that certain Amended and Restated Equity Purchase Facility Agreement dated as of February 21, 2025 and the Second Amended and Restated Equity Purchase Facility Agreement dated as of May 5, 2025 (the “Existing EPFA”).

On July 17, 2025, Texas Critical Data Centers LLC (“TCDC”), a joint venture between New Era Energy & Digital, Inc. (“NEW ERA” or the “Company”), and Sharon AI, Inc., executed a purchase agreement (the “Agreement”) with Odessa Industrial Development Corporation d/b/a Grow Odessa, a Texas nonprofit corporation, with respect to the purchase by TCDC of approximately 235 acres in Ector County, Texas for a 250MW AI and HPC data center campus planned by TCDC. The closing of the transaction occurred on July 25, 2025. On August 13, 2025, the Company changed its name from New Era Helium, Inc. to New Era Energy & Digital, Inc. In addition, the Company also changed its trading symbol for common stock from NEHC to NUAI and for warrants from NHECW to NUAIW.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of June 30, 2025, the end of the period covered by this Report, using the Internal Control Integrated Framework (“ICIF”) by COSO. Management selected the ICIF framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2025, or as of the date of the filing of this Report.

Our disclosure controls and procedures, including internal controls over financial reporting were not effective as of June 30, 2025, or as of the date of filing of this Report, because Management did not adequately evaluate and test its controls and procedures. The Company recently closed the Business Combination on December 6, 2024 and started trading on December 9, 2024. Prior to the business combination transaction, we were a private company with limited accounting personnel and other resources with which to address our internal controls over financial reporting. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2025, or as of the date of this filing, and therefore have a material weakness in our internal control over financial reporting.

Implementation of Controls

During late 2023 and 2024, the Company initiated the process to develop and implement its internal controls over financial reporting. This included the documentation of processes and identification of existing controls and development of new controls. In addition, in order to address segregation of duties issues as a result of the Company’s limited accounting staff, the Company engaged a third party to assist in the monthly and quarterly accounting, a third party to assist in the evaluation of appropriate accounting treatment and disclosures related to complex transactions and new pronouncements, and a third party to assist in accounting for income taxes. The Company also is reviewing its plans to engage a third party to assist in the development, evaluation, testing and monitoring of its internal controls over financial reporting. As of June 30, 2025, or as of the date of this filing, the Company has received proposals from third parties to assist in its internal controls over financial reporting and is currently evaluating those proposals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the quarter ended June 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Certificate of Change pursuant to NRS 78.209
3.2*	Certificate of Amendment to Articles of Incorporation
10.1	Second Amended and Restated Equity Purchase Facility Agreement, dated May 5, 2025 (incorporated by reference to Exhibit 10.1 to the 8-K filed by the registrant on May 6, 2025).
10.2	Amendment, dated May 5, 2025, to Senior Secured Convertible Promissory Note, dated December 6, 2024 (incorporated by reference to Exhibit 10.2 to the 8-K filed by the registrant on May 6, 2025).
10.3	Amendment, dated May 5, 2025, to Senior Secured Convertible Promissory Note, dated January 16, 2025 (incorporated by reference to Exhibit 10.3 to the 8-K filed by the registrant on May 6, 2025).
10.4*	Fourth Amended and Restated Equity Purchase Facility Agreement, dated as of August 12, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ERA ENERGY & DIGITAL, INC.

Date: August 14, 2025	By:	/s/ E. Will Gray II
	Name:	E. Will Gray
	Title:	Chief Executive Officer and interim Chief Financial Officer
(Principal Executive Officer)