Form 10-Q
period 2025-09-30
New ERA Energy & Digital, Inc.
filed 2025-11-13
CIK 2028336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

Or.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42433

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

As of November 13, 2025, the registrant had 53,623,529 shares of common stock issued and 53,449,171 shares of common stock outstanding.

NEW ERA ENERGY & DIGITAL, INC.

i

NEW ERA ENERGY & DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$14,164,499	$1,053,744
Accounts receivable, net	945,016	851,304
Prepaid expenses and other current assets	586,112	967,176
Restricted investments	1,372,916	1,333,789
Total Current Assets	17,068,543	4,206,013

Oil and natural gas properties, net	309,445	790,093
Property and equipment, net	5,079,710	3,809,742
Equity facility derivative asset	6,998	16,999
Investment in Joint Venture	783,195	-
Prepaid - non-current	180,000	360,000
Total Assets	23,427,891	9,182,847

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,024,052	1,730,610
Accrued liabilities	1,180,255	319,327
Excise taxes payable	1,376,998	1,155,726
Withholding taxes payable	785,032	594,561
Share issuance liability	-	423,750
Notes payable - current	2,349,314	-
Convertible note, net of discount - current	1,378,255	2,233,712
Embedded derivative liability - Current	24,007	-
Due to related parties	-	1,354
Other current liabilities	6,149	47,577
Total Current Liabilities	8,124,062	6,506,617

Embedded derivative liability	-	309,181
Asset retirement obligation	2,362,860	2,198,064
Notes payable - non-current	-	2,217,823
Total Liabilities	10,486,922	11,231,685

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding as of September 30, 2025, and December 31,2024	-	-
Common stock, $0.0001 par value, 245,000,000 shares authorized, 53,128,529 issued and 52,954,171 outstanding at September 30, 2025; 70,000,000 shares authorized, 13,165,152 issued and 12,990,794 shares outstanding at December 31, 2024	5,316	1,318
Treasury stock, 174,358 shares at September 30, 2025 and December 31, 2024	(17)	(17)
Additional Paid-in Capital	39,417,342	11,722,100
Retained earnings/(Accumulated deficit)	(26,481,672)	(13,772,239)
Total Stockholders’ Equity (Deficit)	12,940,969	(2,048,838)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	23,427,891	9,182,847

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues, net
Oil, natural gas, and product sales, net	$159,411	$35,143	$694,980	$384,731
Total Revenues, net	159,411	35,143	694,980	384,731

Costs & Expenses
Lease Operating Expenses	408,716	253,496	977,581	982,423
Depletion, depreciation, amortization, and accretion	236,096	193,712	666,523	692,906
General & Administrative Expenses	3,718,485	966,227	7,187,659	2,754,412
Total Costs & Expenses	4,363,297	1,413,435	8,831,763	4,429,741

Loss from operations	(4,203,886)	(1,378,292)	(8,136,783)	(4,045,010)

Other income (expenses):
Interest income	12,799	12,919	39,127	37,587
Interest expense	(1,830,334)	(128,016)	(4,788,442)	(267,838)
Change in fair value of derivative asset	(151,257)	-	(10,001)	-
Change in fair value of derivative liability	456,483	-	548,186	-
Loss on Investment in Joint Venture	(66,805)	-	(66,805)
Other, net	(173)	66,799	(294,715)	200,396
Total other income (expenses)	(1,579,287)	(48,298)	(4,572,650)	(29,855)

Income (Loss) Before Income Taxes	(5,783,173)	(1,426,590)	(12,709,433)	(4,074,865)

Benefit (provision) for income taxes	-	349,348	-	1,048,832
Net loss	(5,783,173)	(1,077,242)	(12,709,433)	(3,026,033)

Net loss per share - basic and diluted	(0.20)	(0.17)	(0.63)	(0.47)
Weighted average number of common shares outstanding, basic and diluted	$29,505,958	$6,425,375	$20,031,971	$6,425,375

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2025	$13,165,152	$1,318	$(174,358)	$(17)	$11,722,100	$(13,772,239)	$(2,048,838)
Sale of common stock	835,000	84	-	-	2,198,359	-	2,198,443
Common shares issued for services	125,000	12	-	-	423,738	-	423,750
Net loss	-	-	-	-	-	(3,320,256)	(3,320,256)
Balance – March 31, 2025	14,125,152	1,414	(174,358)	(17)	14,344,197	(17,092,495)	(2,746,901)
Sale of common stock	11,531,476	1,153	-	-	6,214,368		6,215,521
Net loss	-	-	-	-	-	(3,606,004)	(3,606,004)
Balance – June 30, 2025	25,656,628	2,567	(174,358)	(17)	20,558,565	(20,698,499)	(137,384)
Sale of common stock	20,033,255	2,003	-	-	13,811,203	-	13,813,206
Common shares issued for services	1,313,644	133	-	-	584,440	-	584,573
Stock based compensation	-	-			226,100		226,100
Notes conversion	6,125,002	613	-	-	4,237,034	-	4,237,647
Net loss	-	-	-	-	-	(5,783,173)	(5,783,173)
Balance – September 30, 2025	$53,128,529	$5,316	$(174,358)	$(17)	$39,417,342	$(26,481,672)	$12,940,969

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2024	$6,421,829	$643	$517,843	$10,145	$528,631
Sale of common stock	3,546	1	11,999	-	12,000
Net loss	-	-	-	(859,032)	(859,032)
Balance – March 31, 2024	6,425,375	644	529,842	(848,887)	(318,401)
Net loss	-	-	-	(1,089,759)	(1,089,759)
Balance – June 30, 2024	6,425,375	644	529,842	(1,938,646)	(1,408,160)
Net loss	-	-	-	(1,077,242)	(1,077,242)
Balance - September 30, 2024	$6,425,375	$644	$529,842	$(3,015,888)	$(2,485,402)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,709,433)	$(3,026,033)
Adjustments to reconcile net loss to net cash
Depletion, depreciation, amortization, and accretion	666,523	692,906
Change in FV of derivative asset	10,001	-
Change in FV of derivative liability	(548,186)	-
Bad debt expense	132,949	-
Loss on investment in Joint Venture	66,805	-
Deferred income tax benefit	-	(1,048,832)
Amortization of debt discount and debt issuance costs	3,645,397	-
Accrued interest on note payable and other current liabilities	131,491	210,990
Interest income on investments and notes receivable	(39,127)	(37,587)
Stock-based compensation	810,673	-
Compensation - assignment of property	-	166,449
Changes in operating assets and liabilities:
Accounts receivable	(226,662)	(8,191)
Prepaid and other current assets	561,065	84,860
Accounts payable	(706,559)	331,318
Accrued liabilities	654,917	89,301
Excise tax payable	221,272	-
Withholding Tax Payable	190,471	-
Due to related parties	(1,354)	285,153
Asset retirement of obligations settled	-	(28,087)
Other liabilities - current	(41,428)	(81,498)
CASH USED IN OPERATING ACTIVITIES	(7,181,185)	(2,369,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment, net	(1,291,047)	(200,000)
Investment in Joint Venture	(850,000)	-
Loss on settlement of asset retirement obligations	-	(105,538)
CASH USED IN INVESTING ACTIVITIES	(2,141,047)	(305,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	22,227,170	12,000
Proceeds from note payable	-	3,169,529
Proceeds from convertible note, net of transaction costs	2,790,000	-
Repayment on convertible note	(2,500,000)	-
Debt issuance costs	(84,183)	-
Proceeds from related party	-	227,500
Repayment to related party	-	(445,000)
CASH PROVIDED BY FINANCING ACTIVITIES	22,432,987	2,964,029

Change in cash and cash equivalents	13,110,755	289,240
Cash and cash equivalents - Beginning of year	1,053,744	120,010
Cash and cash equivalents - End of period	14,164,499	409,250

Supplemental cash flow information:
Cash interest payments	695,310	55,603

Supplemental non-cash investing and financing activities:
Debt converted to common stock	(4,237,034)	-
Capital expenditures accrued in accounts payable and accrued liabilities	-	(157,241)
Debentures associated with Standby Retainer, Consulting, and Services Agreement	$-	$720,000

The accompanying notes are an integral part of these consolidated financial statements.

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

New Era Energy & Digital, Inc. (the “Company”, “New Era “, “we,”, “us,” or “our”), formerly known as New Era Helium, Inc. and Roth CH Holdings, Inc. (“Roth V”), is a Nevada corporation. On August 13, 2025, the Company changed its name from New Era Helium, Inc. to New Era Energy & Digital, Inc. The Company was formed on February 6, 2023, through a Reorganization Agreement and Plan Share Exchange (the “Agreement”) with Solis Partners, LLC (“Solis Partners”) as described further in the paragraph below. The Company’s primary operations include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

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

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

Basis of Presentation

The accompanying consolidated financial statements of the Company as of September 30, 2025 and December 31, 2024, have been prepared in accordance with GAAP issued by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the years presented. References to GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

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

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

In connection with the ROCL stockholders’ vote at the May 2023 Special Meeting, ROCL public stockholders exercised their right to redeem 8,989,488 shares of ROCL common stock for a total of $93,010,772 as of May 31, 2023. In connection with the ROCL stockholders’ vote at the December 2023 Special Meeting, 927,715 shares of ROCL common stock were tendered for redemption as of December 1, 2023. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, which occurs within a tax year, should be recorded in the period of such stock issuance or event giving rise to an exception. As of September 30, 2025 and December 31, 2024, the Company recorded $1,029,003 of excise tax liability calculated as 1% of the value of shares redeemed on May 31, 2023 and December 1, 2023.

During the second quarter of 2023, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024, until paid in full. The Company has $347,995 and $126,722 of accrued interest and penalty in the consolidated balance sheet at September 30, 2025 and December 31, 2024, respectively.

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

On October 10, 2025, Nasdaq notified the Company that it had cured the deficiency under Listing Rule 5450(b)(2)(A), and the Company is now in compliance with all applicable continued listing standards. The Company continues to monitor its market value of listed securities (“MVLS”) to ensure ongoing compliance with Nasdaq requirements and remains committed to maintaining the listing of its securities on The Nasdaq Stock Market. However, there can be no assurance that the Company will continue to meet all of Nasdaq’s listing standards, that it will avoid future notices of deficiency, or that Nasdaq will not take further listing action. However, there can be no assurance that the Company will continue to meet all of Nasdaq’s listing standards or that it will avoid future notices of deficiency.

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

Liquidity and Going Concern

The Company recorded a net loss of $12,709,433 for the nine months ended September 30, 2025, and net loss of $3,026,033 for the nine months ended September 30, 2024. As of September 30, 2025, the Company had a working capital of $8,944,481 and a cash balance of $14,164,499.

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

The Company is making payments of principal and interest on the Convertible Notes and the Company’s general and administrative expenses through funds received from shares sold under the EFPA. The Company’s share price has significantly declined and as a result, management has concern about the Company’s ability to sell sufficient shares under the EFPA at high enough prices to produce cash flow to meet its obligations within the assessment period as necessary. The Company may need to raise additional financing through loans. The Company cannot provide any assurance that the new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, The Company’s business, results of operations and financial condition would be materially and adversely affected. As a result, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance date of the September 30, 2025, consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, certain disclosures at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Significant estimates affecting the consolidated financial statements have been prepared on the basis of the most current and best available information. The estimates and assumptions include but are not limited to inputs used to calculate asset retirement obligations (“AROs”)(Note 11), the estimate of proved natural gas, oil, and natural gas liquids reserves and related present value estimates of future net cash flows therefrom (Note 6) and inputs used to calculate the value of the derivative asset and derivative liabilities (Note 16). These estimates and assumptions are based on management’s best estimates and judgements. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of six months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company did not hold any cash equivalents other than cash on deposit.

Restricted Investments

Restricted investments relates to Certificates of Deposit (“CDs”) held at West Texas National Bank. These CDs are used as collateral for operating and plugging bonds for the New Mexico Oil Conservation Division, New Mexico State Land Office, and the Bureau of Land Management.

Receivables and Allowance for Expected Losses

The Company’s receivables result primarily from the sale of oil, natural gas and NGLs as well as billings to joint interest owners for properties in which the Company serves as the operator. Receivables from product sales are generally due within 30 to 60 days after the last day of each production month and do not bear any interest. Receivables associated with joint interest billings are regularly reviewed by Management for collectability, and they establish or adjust an allowance for expected losses as necessary. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. Management has recorded an allowance for expected losses of approximately $70,000 for the nine months ended September 30, 2025, but determined no allowance was required for the year ended December 31, 2024. During the nine months ended September 30, 2025, the Company wrote off approximately $63,000 of uncollectible receivables.

	September 30, 2025	December 31, 2024
Oil, natural gas and NGL sales	$133,752	$108,091
Joint interest accounts receivable	754,717	624,577
Other accounts receivable	126,526	118,636
Less allowance for expected losses	(69,979)	-
Total Accounts receivable, net	$945,016	$851,304

The beginning accounts receivable balance at January 1, 2024 was $692,351.

A summary of changes in the allowance for credit losses for the nine months ended September 30, 2025 is as follows:

Description	Allowance for Credit Losses
Beginning balance	$-
Provision for expected credit losses	69,979
Write-offs	-
Recoveries	-
Ending balance	$69,979

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

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

The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount. The Company recorded no impairment charges during the nine months ended September 30, 2025 and 2024.

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

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves. The Company recorded no ceiling test impairment charges for the nine months ended September 30, 2025 and September 30, 2024.

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

	September 30, 2025	December 31, 2024
Trade payable	$303,385	$1,003,380
Suspense payable	720,667	727,230
Total accounts payable	1,024,052	1,730,610

Total accrued liabilities	$1,180,255	$319,327

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

The Company is subject to credit risk resulting from the concentration of its oil, natural gas and NGL receivables with significant purchasers. For the nine months ending September 30, 2025, the Company had no oil sales. A separate purchaser accounted for all of the Company’s natural gas and NGL revenues for the nine months ending September 30, 2025, and 2024. For the nine months ending September 30, 2024, one purchaser accounted for all of the Company’s oil sales revenues. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company will follow normal collection procedures. The Company does not believe the loss of either purchaser would materially impact its operating results as oil, natural gas and NGLs are fungible products with a well-established market and numerous purchasers.

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

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company recorded a valuation allowance of $5,811,121 as of September 30, 2025, and $2,487,466 as of December 31, 2024.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA includes, among other things, a permanent extension of 100% bonus depreciation for certain capital expenditures and modifications to the interest expense limitation under Section 163(j). In accordance with ASC Topic 740, Income Taxes, the effects of the tax law are recognized in the period of enactment and therefore not reflected in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. The Company is evaluating the potential tax impacts of the OBBBA on the consolidated financial statements.

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

The Company periodically issues common stock and common stock options to consultants, employees, and directors for various services. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260 - 10, Earnings Per Share (“ASC 260 - 10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted are as their effect would be anti - dilutive.

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

Investment in Joint Venture

The Company accounts for its investment in joint ventures using the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Under this method, the investment is initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the joint venture’s net income or loss. Distributions received from the joint venture reduce the carrying amount of the investment.

The Company evaluates its investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value is other than temporary, the investment is written down to its estimated fair value. Management evaluated the Company’s investments as of September 30, 2025 and determined that no impairments were required during the period.

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

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

Following the filing of the Articles of Merger with the Secretary of State of the State of Nevada, ROCL merged with and into Holdings, with Holdings as the surviving company of the Initial Merger. Following the filing of the Articles of Merger with the Secretary of State of the State of Nevada, Merger Sub merged with and into with New Era Helium Corp. as the surviving corporation of the Business Combination, effective December 6, 2024. Thus, New Era Helium Corp. became a wholly owned subsidiary of ROCL. In connection with the Business Combination, Holdings changed its name to “New Era Helium, Inc.

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

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

ROCL common stock outstanding prior to the Business Combination	$11,500,000
Less: Redemption of ROCL common stock	(11,162,973)
ROCL common stock	337,027
ROCL founder shares outstanding	2,325,000
ROCL private shares outstanding	461,500
Shares issued to advisors	1,125,000
Business combination shares	4,248,527
NEW ERA shares	8,916,625
Common stock immediately after the Business Combination	$13,165,152

The number of New Era shares was determined as follows:

	NEW ERA Shares	NEW ERA Shares after Conversion Ratio
Common stock	$8,623,205	$8,916,625

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

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expenses and other current assets as of the dates indicated:

	September 30, 2025	December 31, 2024
Retainer for workover rigs	$240,000	$240,000
Prepaid insurance	326,638	575,498
Prepaid expense	4,438	3,444
Prepaid taxes	-	133,198
Security deposit	5,050	5,050
Other	9,986	9,986
Total prepaid expenses - current	586,112	967,176

Retainer for workover rigs	180,000	360,000
Total prepaid expenses-noncurrent	$180,000	$360,000

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

	September 30, 2025	December 31, 2024
Processing plant under construction – cost	$4,955,236	$3,791,736
Computer equipment – cost	30,020	9,820
Field equipment - cost	107,347	-
Furniture and fixtures – cost	22,101	22,101
Leasehold improvements – cost	23,006	23,006
Total – cost	5,137,710	3,846,663

Processing plant under construction – accumulated depreciation	-	-
Computer equipment – accumulated depreciation	(12,387)	(6,874)
Field equipment – accumulated depreciation	(8,800)	-
Furniture and fixtures – accumulated depreciation	(19,586)	(16,271)
Leasehold improvements – accumulated depreciation	(17,227)	(13,776)
Total – accumulated depreciation	(58,000)	(36,921)

Processing plant under construction – net	4,955,236	3,791,736
Computer equipment – net	17,633	2,946
Field equipment – net	98,547	-
Furniture and fixtures – net	2,515	5,830
Leasehold improvements – net	5,779	9,230
Total Property, plant and equipment, net	$5,079,710	$3,809,742

The Company recorded depreciation expense in the amounts of $21,079 and $8,239 during the nine months ended September 30, 2025, and 2024, respectively.

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 6. OIL AND NATURAL GAS PROPERTIES

	September 30, 2025	December 31, 2024
Evaluated oil and natural gas properties – cost	$6,933,071	$6,933,071
Accumulated depletion and impairment	(6,623,626)	(6,142,978)
Oil and natural gas properties, net	$309,445	$790,093

The Company had no unevaluated properties at September 30, 2025 and December 31, 2024.

The Company recorded depletion expense in the amounts of $480,648 and $547,365 for the nine months ended September 30, 2025 and 2024, respectively. There were no ceiling test impairments recorded during the nine months ended September 30, 2025 and the year ended December 31, 2024.

NOTE 7. NOTES PAYABLE

AirLife Note Payable

On August 25, 2023, the Company, through its wholly owned subsidiary NEH Midstream, LLC., entered into a Promissory Note (“AirLife Note”) with AirLife Gases USA Inc. (“AirLife”). Under the AirLife Note, NEH Midstream agreed to pay AirLife the principal sum of $2,000,000 or such lesser amount as shall equal the outstanding principal amount of the Advance made to NEH Midstream by AirLife. The entire balance will be due on the earlier of (i) the date that is 18 months after the commencement date as defined the Purchase and Sale Agreement between NEH Midstream and AirLife dated August 25, 2023, or (ii) May 30, 2027. Interest shall accrue at 0.0211%, compounded daily, equivalent to an annual interest rate of 8%, commencing on the date the advance was made and continuing until repaid. The Company’s interest in certain oil and natural gas properties, included within the Oil and natural gas properties, net (full cost) balance on the Company’s consolidated balance sheets are pledged as collateral for the AirLife Note. As of September 30, 2025 and December 31, 2024, the amount outstanding under the AirLife Note, including accrued interest of $349,314 and $217,823, respectively, and were $2,349,314 and $2,217,823, respectively, and the September 30, 2025 balance was recorded as Notes payable – current and the December 31, 2024 balance was recorded as Notes payable – noncurrent on the Company’s consolidated balance sheets.

Pursuant to the terms of the Purchase Agreement, if the Purchase Agreement is terminated due to delay of the November 30, 2025 Commencement Date, succession of plant operations or early termination of the Purchase Agreement, the Company will be required to pay the total amount of remaining monthly installments of the AirLife Note within five (5) days of the date of such termination. (See Note 14 and Note 18)

Equity Purchase Facility Agreement (“EPFA”) and Convertible Notes

On December 6, 2024, following the closing of the Business Combination, the Company and an institutional investor (the “EPFA Investor”) entered into an Equity Purchase Facility Agreement (the “EPFA”). Pursuant to the EPFA, the Company has the right to issue and sell to the EPFA Investor, and the EPFA Investor must purchase from the Company, up to an aggregate of $75 million (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to the satisfaction or waiver of certain conditions. The Company may issue up  to 866,873 Advance Shares assuming a purchase price of $8.075 per Advance Share (See NOTE 18).

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

Amendment to Senior Secured Convertible Promissory Note

On May 5, 2025, the Company and the Investor entered into two amendments to the Promissory Notes, an amendment to the Senior Secured Convertible Promissory Note dated December 6, 2024 (the “First Amendment”) and an amendment to the Subsequent Note dated January 16, 2025 (the “Second Amendment”) which, among other things, provides that the Company may elect to defer the principal portion of the monthly payments that are due to the Investor in May 2025, June 2025, or July 2025 until on or before the Maturity Date of the respective Promissory Note in exchange for the payment of a deferral fee (the “Deferral Fee”) equal to 2.0% of the outstanding Principal on each of the Promissory Notes payable monthly until the deferred principal payments are paid in full. The Deferral Fee is payable 50% in cash and 50% as an addition to the outstanding Principal amount on the applicable payment date. The Company elected to defer the principal portion of the monthly payments that were due to the Investor in May 2025, June 2025, and July 2025. The deferral fees were recognized as an additional debt discount of $520,167.

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

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

The note was paid off early in October 2025, and the remaining discount was recognized in full upon settlement. As of September 30, 2025, and December 31, 2024, the accrued interest on the Convertible Note in the consolidated balance sheets was $8,260 and $49,863, respectively.

In September 2025, $6,118,243 of the convertibles notes principal balance and $26,020 of accrued interest was converted into 6,125,002 shares of common stock per the terms of the agreement. The outstanding balance on the Amended Notes, net of debt discount, as of September 30, 2025, was $1,378,255.

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

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

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

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

The table below summarizes the outstanding notes payable as of September 30, 2025 and December 31, 2024, including the effects of discounts and debt issuance costs:

	September 30, 2025	December 31, 2024
Current
Convertible note due 2026	$1,777,618	$7,000,000
Discounts, net (1)	(94,301)	(462,602)
Debt issuance costs, net (2)	(305,062)	(4,303,686)
Total, convertible note	1,378,255	2,233,712

Airlife Note – principal	2,000,000	-
Airlife Note – accrued interest	349,314	-
Total, Airlife Note	2,349,314	-
Total notes payable – current	3,727,569	2,233,712

Noncurrent
AirLife Note – principal	-	2,000,000
AirLife Note – accrued interest	-	217,823
Notes payable – noncurrent	$-	$2,217,823

(1)	Discounts as of September 30, 2025 and December 31, 2024, consisted of $1,383,998 and $490,000, respectively, in discounts less accumulated amortization of $713,509 and $27,398, respectively.

(2)	Debt issuance costs as of September 30, 2025 and December 31, 2024, consisted of $4,905,768 and $4,558,574, respectively, in debt issuance costs less accumulated amortization of $3,214,174 and $254,888.

*	During the three months ended September 30, 2025, a proportional portion of the unamortized discount totaling approximately $1,906,616 was written off in connection with the partial conversion of the note, with the remaining balance amortized through the note’s repayment in October 2025.

The table below presents the disaggregation of interest expense for the nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Contractual interest expense	$529,633	$1,143,044
Debt discount amortization	179,547	573,509
Debt issuance cost amortization	1,121,154	3,071,889
Total	$1,830,334	$4,788,442

NOTE 8. LEASE LIABILITIES

The Company currently occupies office space in Midland, Texas  under a month - to - month arrangement. The Company is reviewing its options regarding continued use of these office spaces and will continue to expense the cost to use these offices. The Company previously occupied office space in Hermosa Beach, California, however, on July 31, 2025, the Company provided notice to vacate the Hermosa Beach office no later than August 29, 2025.  The Company no longer uses this office space.

There are no future minimum rental payments required under operating leases as of September 30, 2025, and December 31, 2024.

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 9. RELATED PARTY TRANSACTIONS

Balance outstanding of related parties:

Name of Party	Receivable / Payable	September 30, 2025	December 31, 2024
Mike Rugen	Payable (reimbursable business expenses)	$-	$1,354
Total	Payable	$-	$1,354

NOTE 10: OTHER CURRENT LIABILITIES

The following table presents the components of other current liabilities as of the dates indicated:

	September 30, 2025	December 31, 2024
Royalty payable - ONRR	$6,149	$27,896
Installment agreement - ONRR	-	19,681
Total other current liabilities	$6,149	$47,577

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

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Inflation rate	3.042%	3.873%
Discount factor	10.0%	10.0%
Estimated asset life	3.25 - 49.25 years	4 - 50 years

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table shows the change in the Company’s ARO liability for the nine months ended September 30, 2025 and the year ended December 31, 2024:

Asset retirement obligations, December 31, 2023	$1,654,968
Liabilities sold	(26,780)
Liabilities settled	(28,087)
Change in estimated	435,067
Accretion expense	162,896
Asset retirement obligations, December 31, 2024	2,198,064

Asset retirement obligations, December 31, 2024	2,198,064
Accretion expense	164,796
Asset retirement obligations, September 30, 2025	$2,362,860

NOTE 12. EQUITY

Reorganization Agreement and Plan Share Exchange and Issuance of Shares

Preferred stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common stock - The Company is authorized to issue 245,000,000 shares of common stock as of September 30, 2025 and 70,000,000 shares of common stock as of December 31, 2024 with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 53,128,529 shares and 13,165,152 shares issued and 52,954,171 shares and 12,990,794 shares outstanding, respectively. Each share of Common Stock has one vote and has similar rights and obligations.

Share Issuances

The Company issued the following shares under the EPFA:

●	800,000 shares issued on January 22, 2025, at approximately $2.64 per share for an aggregate of $2,112,800.

●	15,000 shares issued on January 31, 2025, at approximately $2.67 per share for an aggregate of $40,042.

●	20,000 shares issued on February 25, 2025, at approximately $2.28 per share for an aggregate amount of $45,600

●	523,257 shares issued during April 2025, at a weighted average price of approximately $0.82 per share for an aggregate amount of $429,849.

●	1,181,026 shares issued during May 2025, at a weighted average price of approximately $0.56 per share for an aggregate amount of $ $658,406.

●	9,827,193 shares issued during June 2025, at a weighted average price of approximately $0.52 per share for an aggregate amount of $5,127,096.

●	497,265 shares issued during July 2025, at a weighted average price of approximately $0.42 per share for an aggregate amount of $207,436.

●	19,535,990 shares issued during September 2025, at a weighted average price of approximately $0.70 per share for an aggregate amount of $13,605,770.

The Company issued 6,125,002 shares of common stock in connection with the convertible debt agreements discussed above.

The Company also issued 125,000 shares on February 6, 2025, which were approved by the Board of Directors on January 14, 2025 in connection with services performed during 2024, and on July 2, 2025, the Board approved the issuance of 1,313,644 shares of common stock and options to purchase 665,000 shares of common stock.

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Warrants – As of September 30, 2025 and December 31, 2024, there are 5,750,000 Public Warrants and 230,750 Private Warrants outstanding. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(5,783,173)	$(1,077,242)	$(12,709,433)	$(3,026,033)
Basic weighted average common shares outstanding	29,505,958	6,425,375	20,031,971	6,425,375
Diluted weighted average common shares outstanding	-	-	-	-
Basic and diluted weighted average common shares outstanding	29,505,958	6,425,375	20,031,971	6,425,375
Basic and diluted net loss per share	$(0.20)	$(0.17)	$(0.63)	$(0.47)

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

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2025. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of September 30, 2025 and December 31, 2024, no amount was drawn down under the LOC.

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

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

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

The Company made a $75,000 contribution to the Joint Venture on April 16, 2025. On July 16, 2025, the Company made an additional contribution of $750,000.  On September 26, 2025, the Company made an additional contribution of $25,000.

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

Contract for Sale and Purchase of Liquid Helium

On August 25, 2023, (the “Effective Date”) the Company entered into an agreement (the “Purchase Agreement”) with AirLife Gases USA Inc., a Delaware corporation (the “Buyer”). Pursuant to the terms of the Purchase Agreement, the Company intends to transport a portion of its gaseous helium production to a helium liquefaction plant located in Keyes, Oklahoma (the “Tolling Facility”) and the Buyer desires to purchase a portion of the gaseous helium produced by the Company. The term of the Purchase Agreement commenced on the Effective Date and will expire on the tenth (10th anniversary) of the first day of the month in which the Company’s third-party tolling provider completes filling the first container with liquid helium for delivery to the Buyer at the Tolling Facility (the “Commencement Date”). If the Commencement Date has not occurred by November 30, 2025, for any reason, the Buyer has the right to terminate the Purchase Agreement (See NOTE 18).

NOTE 15: REVENUES

The following table presents the revenue by type as of the dates indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Natural gas	$476,402	$194,822	$1,749,751	$902,931
Less gathering and processing	(372,191)	(214,129)	(1,219,937)	(736,928)
Natural gas, net	104,211	(19,307)	529,814	166,003
NGL	55,200	53,028	165,166	192,706
Oil	-	1,422	-	26,022
Total Revenue, net	$159,411	$35,143	$694,980	$384,731

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 16. FAIR VALUE MEASUREMENTS

The Company accounts for certain liabilities at fair value and classifies these liabilities with the fair value hierarchy. Our asset retirement obligation liabilities are measured at fair value on a non-recurring basis.

Assets and liabilities subject to fair value measurements are as follows:

September 30, 2025	Level 1	Level 2	Level 3	Total
Asset:
Equity facility derivative asset	$-	$-	$6,998	$6,998

Liability:
ARO liabilities	$-	$-	$2,362,860	$2,362,860
Embedded derivative liability	$-	$-	$24,007	$24,007

December 31, 2024	Level 1	Level 2	Level 3	Total
Asset:
Equity facility derivative asset	$-	$-	$16,999	$16,999

Liabilities:
ARO liabilities	$-	$-	$2,198,064	$2,198,064
Embedded derivative liability	$-	$-	$309,181	$309,181

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

The following table provides quantitative information regarding Level 3 fair value measurements for the embedded derivative liability and equity facility asset at initial measurement at December 6, 2024, January 15, 2025, and at September 30, 2025.

	Equity Facility Derivative Asset September 30, 2025 [A1]	Embedded Derivative Liability September 30, 2025 (December Note) [B1]	Embedded Derivative Liability September 30, 2025 (January Note) [C1]	Embedded Derivative Liability January 15, 2025 (Initial Measurement)	Equity Facility Derivative Asset December 6, 2024 (Initial Measurement)	Embedded Derivative Liability December 6, 2024 (Initial Measurement)
Conversion price	$-	$10.00	$10.00	$10.00	$-	$10.00
Share price	$1.84	$1.84	$1.84	$3.00	$9.88	$9.88
Volatility	40.0%	35.0%	48.0%	32.0%	29.0%	28.0%
Probability of default	0.0%	24.9%	28.5%	41.0%	0.0%	41.0%
Risk-free rate	4.1%	3.8%	4.1%	4.1%	4.2%	4.1%
Dividend yield	-	-	-	-	-	-

The following table presents the changes in the fair value of Level 3 embedded derivative liabilities and equity facility derivative asset:

	Embedded Derivative Liabilities	Equity Facility Derivative Asset
Fair value as of January 1, 2025	$309,181	$16,999
Initial fair value as of January 15, 2025	263,012	-
Change in valuation inputs or other assumptions	(548,186)	(10,001)
Fair value as of September 30, 2025	$24,007	$6,998

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

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$14,164,499	$1,053,744
Property and equipment, net	5,079,710	3,809,742
Oil and natural gas properties, net	$309,445	$790,093

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$159,411	$35,143	$694,980	$384,731
Lease operating expenses	408,716	253,496	977,581	982,423
General and administrative expenses	$3,718,485	$966,227	$7,187,659	$2,754,412

NOTE 18. STOCK-BASED COMPENSATION

On July 2, 2025, the Company granted 665,000 fully vested, non-qualified stock options under its 2024 Equity Incentive Plan (the “Plan”) to certain executive officers and employees. Each option has an exercise price of $0.5349 per share and a contractual term of ten years. The options were fully vested on the grant date.

In addition, on July 2, 2025, the Company issued 1,313,644 fully vested shares of common stock under the Plan to officers and directors as part of its long-term incentive compensation program. The shares were issued without restriction as to transferability and are not subject to forfeiture or future service conditions.

Because both the stock-option and stock-grant awards were fully vested upon issuance, the Company recognized the entire grant-date fair value as stock-based compensation expense in accordance with ASC 718 during the quarter ended September 30, 2025. All stock-based compensation is recorded within general and administrative expenses in the consolidated statements of operations.

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

Stock options granted are valued using a Black-Scholes option-pricing model. The weighted-average assumptions used in the calculation were as follows:

Exercise price	$0.53
Term (years)	$10.00
Expected stock price volatility	72.82%
Risk-free rate of interest	3.870%

Based on these assumptions, the weighted-average grant-date fair value of the stock options was approximately $0.34 per option, resulting in total option-related expense of approximately $225 thousand. The fair value of the unrestricted stock awards was based on the closing price of the Company’s common stock on the grant date, $0.44 per share, resulting in total expense of approximately $580 thousand.

For the three and nine months ended September 30, 2025, the Company recognized total stock-based compensation expense of approximately $805 thousand, all of which is included in general and administrative expenses. No additional stock-based awards were granted, forfeited, or canceled during the period.

A summary of stock option activity under the Plan for the year ended September 30, 2025, is presented below.

Activity	Number of Options	Weighted- Average Exercise Price ($)
Outstanding at January 1, 2025	$-	$-
Granted	665,000	0.5349
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2025	665,000	0.5349
Exercisable at September 30, 2025	$665,000	$0.5349

At September 30, 2025, the aggregate intrinsic value of outstanding stock options was approximately $868 thousand and the weighted-average remaining contractual term was approximately 9.75 years.

New Era Energy & Digital, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 19. SUBSEQUENT EVENTS

On October 16, 2025, the Company provided the Investor with notice of termination of the EPFA, with such termination to be effective October 24, 2025, in accordance with the terms of the EPFA. The Company determined that it is sufficiently capitalized at present and does not expect to sell any additional shares to the Investor. The Company will not incur any termination penalties as a result of its termination of the EPFA.

On October 23, 2025, the Company entered into a secured promissory note (the “Note”) with Joel Solis, a related party, who formerly served as a director of the Company and currently owns approximately 4 percent of its outstanding common stock, and Aventus Properties LLC. Pursuant to the terms of the Note, the Company agreed to provide a loan in the principal amount of $4,000,000. The loan bears interest on the outstanding principal balance at a rate per annum equal to the lesser of (i) eighteen percent (18%), compounded annually, or (ii) the Maximum Rate, defined as the highest non-usurious rate of interest permitted under applicable law. The Note includes customary covenants, representations, warranties, and events-of-default provisions.

The loan is secured by a deed of trust on certain real property located in Odessa, Texas, and Pecos, Texas, which will be recorded in the real property records of Ector County and Reeves County, Texas. The Note matures on December 6, 2025, unless earlier repaid in accordance with its terms.

On October 1, 2025, the Company repaid in full all outstanding amounts under its convertible promissory notes. The repayment included the remaining principal balance, and all accrued but unpaid interest, and the Convertible Notes were fully extinguished as of that date. As a result, all related derivative assets and liabilities associated with the Notes were settled or written off in connection with the payoff.

On October 22, 2025, AirLife provided the Company with formal notice of termination of the Liquid Helium Agreement, with such termination to be effective November 30, 2025, provided that the Commencement Date (as defined in the agreement) has not occurred.

In accordance with the termination provisions of the Promissory Note dated October 25, 2023, issued by the Company to AirLife, the Company became obligated to pay $2,382,256, representing the Adjusted Advance Amount of $382,256 and reimbursement of a $2,000,000 advance, within five (5) days of the termination date.

On October 10, 2025, Nasdaq notified (the “Notice”) the Company that it had cured the deficiency under Listing Rule 5450(b)(2)(A), and the Company is in compliance with all applicable continued listing standards.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “New Era,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of New Era Energy & Digital, Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, New Era Energy & Digital, Inc. (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiary.

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

At the Closing, pursuant to the Business Combination Agreement and after giving effect to the redemption of shares of ROCL common stock:

3.	The total consideration paid at the Closing (the “Merger Consideration”) by ROCL to New Era Helium Corp. security holders was 8,916,625 shares of common stock of Holdings.

4.	Each share of Merger Sub common stock, par value $0.0001 per share (“Merger Sub Common Stock”), issued and outstanding immediately prior to the Effective Time (as defined in the Business Combination Agreement) was converted into one newly issued share of the Company’s common stock.

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

On October [PM1] 16, 2025, the Company provided the Investor with notice of termination of the EPFA, with such termination to be effective October 24, 2025, in accordance with the terms of the EPFA. The Company determined that it is sufficiently capitalized at present and does not expect to sell any additional shares to the Investor. The Company will not incur any termination penalties as a result of its termination of the EPFA.

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

On October 1, 2025, the Company repaid the balance of this indebtedness, bringing the Company’s total outstanding balance on the Amended Notes to zero. The Company has received a release and satisfaction of the lien securing the Amended Notes.

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

The Company made a $75,000 contribution to the Joint Venture on April 16, 2025. On July 16, 2025, the Company made an additional contribution of $750,000. or the period ended September 30, 2025, the Company recognized an equity loss of $68,776, representing its 50% share of the joint venture’s net loss of $137,552. The carrying amount of the investment as of September 30, 2025, was $783,195.

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

On October 10, 2025, Nasdaq notified the Company that it had cured the deficiency under Listing Rule 5450(b)(2)(A), and the Company is in compliance with all applicable continued listing standards.  As the Company regained compliance with the Nasdaq listing standards, the scheduled appeal of its delisting with a Hearings Panel for October 16, 2025 was cancelled and the Company’s securities will continue to be listed and traded on The Nasdaq Stock Market.

Departure of Chief Financial Officer

On April 22, 2025, Michael J. Rugen resigned as the Chief Financial Officer of the Company with an effective date of May 31, 2025 (the “Effective Date”). Mr. Rugen’s resignation was not the result of any disagreement between him and the Company, the Board of Directors, or any committee of the Board of Directors of the Company on any matter.

Appointment of Directors

The Company has announced the appointment of three new members of its board of directors to fill vacancies left by recent resignations. Effective June 25, 2025, the new board members include Trent Yang, Peter “P.J.” Lee, and Ondrej Sestak. Mr. Yang serves as the Audit Committee Chairman and as a Compensation Committee Member, Mr. Lee serves as an Audit Committee Member and Mr. Sestak serves as a Compensation Committee Member. There were no changes to the composition of the Board of Directors or its committees during the third quarter of 2025.

Amendment to Employment Agreement

As previously reported, New Era and E. Will Gray, II, its Chief Executive Officer (the “Executive”), are parties to that certain Employment Agreement dated as of April 15, 2024 (the “Agreement”). On July 16, 2025, New Era and the Executive entered into an amendment to the Agreement (the “Amendment”) to provide for, among other things, the reimbursement of certain relocation expenses and housing expenses for the Executive.

Termination of Gaseous Helium Agreements

On September 1, 2023, New Era entered into entered into an agreement with Matheson Tri-Gas, Inc. (“MTG”), pursuant to which the Company would supply 50% of the helium produced from the Company’s Pecos Slope Plant to MTF. The agreement is contingent on the Pecos Slope Plant commencing operations by July 1, 2025.  On July 2, 2025, MTG exercised its right to terminate the Gaseous Helium Agreement, effective as of that date, because the Pecos Slope Plant had not commenced operations as of July 1, 2025.

As previously disclosed, on August 25, 2023, the Company entered into the Contract for Sale and Purchase of Liquid Helium dated August 25, 2023 (as amended, the “Liquid Helium Agreement”), with Air Life Gases USA Inc. (“AirLife”). Pursuant to the Liquid Helium Agreement, we had the obligation to sell AirLife 50% of the helium generated from the Pecos Slope Plant in the form of liquefied helium, less 2% tolling losses.

On October 22, 2025, AirLife provided us with notice of termination of the Liquid Helium Agreement, with such termination to be effective November 30, 2025, provided that the Commencement Date (as defined therein) has not occurred. As a result of the termination of the Liquid Helium Agreement, and in accordance with the terms of the Promissory Note dated October 25, 2023 issued by us to AirLife, the Company is obligated to pay AirLife a total of $2,382,255.55, representing the Adjusted Advance Amount of $382,255.55 and reimbursement of a $2,000,000 advance, within five (5) days of the date of such termination.

Odessa Agreement with TCDC

On July 17, 2025, Texas Critical Data Centers LLC (“TCDC”), a joint venture between New Era and Sharon AI, Inc., executed a purchase agreement (the “Agreement”) with Odessa Industrial Development Corporation d/b/a Grow Odessa, a Texas nonprofit corporation, with respect to the purchase by TCDC of approximately 235 acres in Ector County, Texas for a 250MW AI and HPC data center campus planned by TCDC. The closing of the transaction occurred on July 25, 2025.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company recorded a valuation allowance as of $5,811,121 and 2,487,466 for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.

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

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees, including grants of stock options, to be recognized as expense in the statements of operations based on their grant-date fair values.

The Company periodically issues common stock and common stock options to employees, directors, and consultants for various services. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete.

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model, which incorporates various assumptions, including the expected term of the options, expected stock-price volatility, risk-free interest rate, and expected dividend yield.

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three months and nine months ended September 30, 2025 and 2024. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended September 30,		Variance	Variance
	2025	2024	($)	(%)
Revenue, net
Oil, natural gas, and product sales, net	$159,411	$35,143	$124,268	353.6%
Total Revenues, Net	159,411	35,143	124,268	353.6%

Costs & Expenses:
Lease Operating Expenses	408,716	253,496	155,220	61.2%
Depletion, depreciation, amortization, and accretion	236,096	193,712	42,384	21.9%
General & Administrative Expenses	3,718,485	966,227	2,752,258	284.8%
Total Costs & Expenses	4,363,297	1,413,435	2,949,862	208.7%
Loss from operations	(4,203,886)	(1,378,292)	(2,825,594)	205.0%

Other income (expense):
Interest Income	12,799	12,919	(120)	(0.9)%
Interest Expense	(1,830,334)	(128,016)	(1,702,318)	1,329.8%
Change in fair value of derivative asset	(151,257)	-	(151,257)	100.0%
Change in fair value of derivative liability	456,483	-	456,483	100.0%
Loss on Investment in Joint Venture	(66,805)	-	(66,805)	100.0%
Other, Net	(173)	66,799	(66,972)	(100.3)%
Total other income (loss)	(1,579,287)	(48,298)	(1,530,989)	3,169.9%
Loss before income taxes	(5,783,173)	(1,426,590)	(4,356,583)	305.4%

Benefit for income taxes	-	349,348	(349,348)	(100.0)%
Net loss	$(5,783,173)	$(1,077,242)	$(4,705,931)	436.8%

Net Revenue by Product Category

The following table summarizes the Company’s net audited consolidated revenues disaggregated by product category:

	Three Months Ended September 30,
	2025	2024	Change	Change
Natural Gas, net	$104,211	$(19,307)	$123,518	(639.8)%
NGL	55,200	53,028	2,172	4.1%
Oil	-	1,422	(1,422)	(100.0)%
Total revenues, net	$159,411	$35,143	$124,268	353.6%

Natural Gas represented 65.4% of the revenue for the three months ended September 30, 2025, compared to (54.9)% for the three months ended September 30, 2024, and increased $123,518 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The primary drivers of the revenue increase for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was a $132,000 increase related to a $0.53 per mcf increase in gas prices net of processing and transportation.

NGLs represented 34.6% of the revenue for the three months ended September 30, 2025, compared to 150.9% for the three months ended September 30, 2024, and decreased $2,172 for the three months ended September 30, 2025, as compared to three months ended September 30, 2024. The primary driver of the revenue decrease for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was a $8,000 increase related to a $8.28 per Bbl decrease in NGL prices, partially offset by a $6,000 decrease related to a 137 Bbl decrease in NGL volumes.

No revenue was generated from Oil for the three months ended September 30, 2025, compared to 4.0% for the three months ended September 30, 2024, and decreased $1,422 for the three months ended September 30, 2025, as compared to three months ended September 30, 2024. The primary driver of the revenue increase for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was the sale of the Company’s oil properties during 2024.

Operating Expenses

	Three Months Ended September 30,
	2025	2024	Change	Change
Costs & Expenses:
Lease Operating Expenses	$408,716	$253,496	$155,220	61.2%
Depletion, depreciation, amortization, and accretion	236,096	193,712	42,384	21.9%
General & Administrative Expenses	3,718,485	966,227	2,752,258	284.8%
Total Costs & Expenses	$4,363,297	$1,413,435	$2,949,862	208.7%

The Company experienced an overall increase in operating expenses of $2,929,862 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

For the three months ended September 30, 2025, lease operating expenses increased $155,220, as compared to the three months ended September 30, 2024. This increase was primarily attributable to a $98,000 increase in severance tax expense primarily related to an audit of severance taxes reported in 2020 – 2022 and associated adjustments related to the findings. increase related to an increase in field location work.

General and administrative expenses increased $2,752,258 during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The primary drivers for the increase was a $779,000 increase in legal expense primarily related to registration of additional securities and other public company related filings, a $585,000 increase related to stock compensation issued to Board members and other contractors, a $332,000 increase in consulting, employee compensation and benefit costs, a $293,000 increase in public relations, advertising and marketing costs, a $244,000 increase in Directors and Officers Insurance Costs, a $203,000 increase in Nasdaq related costs, a $74,000 increase in board member compensation.

For the three months ended September 30, 2025, depletion, depreciation, amortization and accretion expense decreased $42,384, as compared to the three months ended September 30, 2024. This decrease was primarily due to a $58,000 increase in depletion expense related to higher sales volumes and a $14,000 increase in accretion expense associated with Asset Retirement Obligations, partially offset by a $28,000 decrease in depletion expense related to a lower depletion rate.

Other (Expense)Income

	Three Months Ended September 30,
	2025	2024	Change	Change
Interest Income	$12,799	$12,919	$(120)	(0.9)%
Interest Expense	(1,830,334)	(128,016)	(1,702,318)	1,329.8%
Change in fair value of derivative asset	(151,257)	-	(151,257)	100.0%
Change in fair value of derivative liability	456,483	-	456,483	100.0%
Loss on Investment in Joint Venture	$(66,805)	$-	$(66,805)	100.0%
Other, Net	(173)	66,799	(66,972)	(100.3)
Total other income (loss)	$(1,579,287)	$(48,298)	$(1,530,989)	$3,169.9

For the three months ended September 30, 2025, interest income increased $120, as compared to the three months ended September 30, 2024, primarily due to an increase on interest earned on certificates of deposit.

For the three months ended September 30, 2025, interest expense increased $1,702,318, as compared to the three months ended September 30, 2024, primarily due to a $1,735,000 increase related to the convertible note interest, deferral fees and amortization of the debt discount and debt issuance costs, and a $41,000 increase in interest expense related to excise and withholding taxes, partially offset by a $63,000 decrease related to interest expense associated with the Bridge Financing Debentures, and a $17,000 decrease in interest expense related to the Beaufort Acquisitions note and.  Both the Beaufort Acquisition note and the Bridge Financing Debentures were paid off in December 2024.

For the three months ended September 30, 2025, change in the fair value of the derivative asset decreased $151,257, as compared to the three months ended September 30, 2024, and change in fair value of derivative liabilities decreased $456,483 as compared to the three months ended September 30, 2024.

For the three months ended September 30, 2025, other income (expense) decreased $66,972 as compared to the three months ended September 30, 2024, primarily due to a $67,000 decrease in fees to operate properties charged to the purchaser of certain properties, previously owned by the Company, located in Chaves County, NM that were sold effective July 2023.

The Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table sets forth our results of operations for the periods presented:

	For the Nine Months Ended September 30,		Variance	Variance
	2025	2024	($)	(%)
Revenue, net
Oil, natural gas, and product sales, net	$694,980	$384,731	$310,249	80.6%
Total Revenues, Net	694,980	384,731	310,249	80.6%

Costs & Expenses:
Lease Operating Expenses	977,581	982,423	(4,842)	(0.5)%
Depletion, depreciation, amortization, and accretion	666,523	692,906	(26,383)	(3.8)%
General & Administrative Expenses	7,187,659	2,754,412	4,433,247	161.0%
Total Costs & Expenses	8,831,763	4,429,741	4,402,022	99.4%
Loss from operations	(8,136,783)	(4,045,010)	(4,091,773)	101.2%

Other income (expense):
Interest Income	39,127	37,587	1,540	4.1%
Interest Expense	(4,788,442)	(267,838)	(4,520,604)	1,687.8%
Change in fair value of derivative asset	(10,001)	-	(10,001)	100.0%
Change in fair value of derivative liability	548,186	-	548,186	100.0%
Loss on Investment in Joint Venture	(66,805)	-	(66,805)	100.0%
Other, Net	(294,715)	200,396	(495,111)	(247.1)%
Total other income (loss)	(4,572,650)	(29,855)	(4,542,795)	15,216.2%
Loss before income taxes	(12,709,433)	(4,074,865)	(8,634,568)	211.9%

Benefit for income taxes	$-	$1,048,832	$(1,048,832)	(100.0)%
Net loss	$(12,709,433)	$(3,026,033)	$(9,683,400)	320.0%

Net Revenue by Product Category

The following table summarizes the Company’s net audited consolidated revenues disaggregated by product category:

	Nine Months Ended September 30,
	2025	2024	Change	Change
Natural Gas, net	$529,814	$166,003	$363,811	219.2%
NGL	165,166	192,706	(27,540)	(14.3)%
Oil	-	26,022	(26,022)	(100.0)%
Total revenues, net	$694,980	$384,731	$310,249	80.6%

Natural Gas represented 76.2 % of the revenue for the nine months ended September 30, 2025, compared to 43.1% for the nine months ended September 30, 2024, and increased $363,811 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The primary drivers of the revenue increase for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was a $362,000 increase related to a $0.54 per mcf increase in gas prices net of processing and transportation.

NGLs represented 23.8% of the revenue for the nine months ended September 30, 2025, compared to 50.1% for the nine months ended September 30, 2024, and decreased $27,540 for the nine months ended September 30, 2025, as compared to nine months ended September 30, 2024. The primary driver of the revenue decrease for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was a $15,000 decrease related to a $5.04 per Bbl decrease in NGL prices, and a $12,000 decrease related to a 205 Bbl decrease in NGL volumes.

No revenue was generated from Oil for the nine months ended September 30, 2025, compared to 6.8% for the nine months ended September 30, 2024, and decreased $26,022 for the nine months ended September 30, 2025, as compared to nine months ended September 30, 2024. The primary driver of the revenue decrease for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was the sale of the Company’s oil properties during 2024.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	Change	Change
Costs & Expenses:
Lease Operating Expenses	$977,581	$982,423	$(4,842)	(0.5)%
Depletion, depreciation, amortization, and accretion	666,523	692,906	(26,383)	(3.8)%
General & Administrative Expenses	7,187,659	2,754,412	4,433,247	161.0%
Total Costs & Expenses	$8,831,763	$4,429,741	$4,402,022	99.4%

The Company experienced an overall increase in operating expenses of $4,402,022 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, lease operating expenses decreased $4,842, as compared to the nine months ended September 30, 2024. This decrease was primarily attributable to a $274,000 decrease in location, workover and repair costs, partially offset by a $180,000 increase related to amortization during 2025 of a standby retainer, consulting, and services agreement, and a $98,000 increase in severance tax expense primarily related to an audit of severance taxes reported in 2020 – 2022 and associated adjustments related to the findings .

General and administrative expenses increased $4,433,247 during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The primary drivers for the increase was $875,000 increase in consulting, employee compensation and benefit costs, an $834,000 increase in public relations, advertising and marketing costs, a $726,000 increase in legal expense primarily related to registration of additional securities and other public company related filings, a $726,000 increase in Directors and Officers Insurance Costs, a $585,000 increase related to stock compensation issued to Board members and other contractors, a $238,000 increase in Nasdaq related costs, a $204,000 increase in board member compensation, and, partially offset by $166,000 decrease related to an assignment of certain properties located in Chaves County, New Mexico as compensation expense.

For the nine months ended September 30, 2025, depletion, depreciation, amortization and accretion expense decreased $26,383, as compared to the nine months ended September 30, 2024. This decrease was primarily due to a $67,000 decrease in depletion expense related to lower sales volumes and a decrease in the depletion rates, a $14,000 decrease in debt amortization costs, partially offset by a $42,000 increase in accretion expense associated with Asset Retirement Obligations, and a $13,000 increase in depreciation expense associated with the purchase of equipment during 2025.

Other (Expense) Income

	Nine Months Ended September 30,
	2025	2024	Change	Change
Interest Income	$39,127	$37,587	$1,540	4.1%
Interest Expense	(4,788,442)	(267,838)	(4,520,604)	1,687.8%
Change in fair value of derivative asset	(10,001)	-	(10,001)	(100.0)%
Change in fair value of derivative liability	548,186	-	548,186	100.0%
Loss on Investment in Joint Venture	(66,805)	-	(66,805)	(100.0)%
Other, Net	(294,715)	200,396	(495,111)	(247.1)%
Total other income (loss)	$(4,572,650)	$(29,855)	$(4,542,795)	15,216.2%

For the nine months ended September 30, 2025, interest income increased $1,540, as compared to the nine months ended September 30, 2024, primarily due to interest earned on certificates of deposit.

For the nine months ended September 30, 2025, interest expense increased $4,520,604 as compared to the nine months ended September 30, 2024, primarily due to $4,524,000 increase related to the convertible note interest, deferral fees and amortization of the debt discount and debt issuance costs,, and a $119,000 increase in interest expense related to excise and withholding taxes, partially offset by a $46,000 decrease in interest expense related to the Beaufort Acquisitions note and a $89,000 decrease related to interest expense associated with the Bridge Financing Debentures.  Both the Beaufort Acquisition note and the Bridge Financing Debentures were paid off in December 2024.

For the nine months ended September 30, 2025, change in the fair value of the derivative asset decreased $10,001, as compared to the nine months ended September 30, 2024, and change in fair value of derivative liabilities decreased $548,186 as compared to the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, other expense increased $495,111 to an expense of $294,715 from other income of $200,396 as compared to the nine months ended September 30, 2024, primarily due to penalties for withholding and excise tax of $293,000 recorded for the nine month ended September 30, 2025, and a $200,000 decrease in fees to operate properties charged to the purchaser of certain properties, previously owned by the Company, located in Chaves County, NM that were sold effective July 2023.

Liquidity and Capital Resources

Uses and Availability of Funds

We measure our liquidity in a number of ways, including cash balances on hand, working capital, and operating cash flows.

We had a cash balance of $14,164,499 as of September 30, 2025. We also had a working capital of $8,944,481 as of September 30, 2025.

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

The Company is making payments of principal and interest on the Convertible Notes and the Company’s general and administrative expenses through funds received from shares sold under the EFPA. The Company’s share price has significantly declined and as a result, management has concern about the Company’s ability to sell sufficient shares under the EFPA at high enough prices to produce cash flow to meet its obligations within the assessment period as necessary. The Company may need to raise additional financing thorough loans. The Company cannot provide any assurance that the new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, The Company’s business, results of operations and financial condition would be materially and adversely affected. As a result, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined management that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance date of the September 30, 2025, financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary operations include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

Cash Flows

Cash flows for the nine months ended September 30, 2025 and 2024

The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Cash Provided by (Used In)
Operating Activities	$(7,181,185)	$(2,369,251)
Investing Activities	(2,141,047)	(305,538)
Financing Activities	22,432,987	2,964,029
Net increase in cash and cash equivalents	$13,110,755	$289,240

Net cash used in operating activities

Operating activities used cash of (7,181,185) for the nine months ended September 30, 2025. Net loss of $12,709,433 was affected by depletion, depreciation, amortization, and accretion of 666,523, amortization of debt discount of 3,645,397, stock-based compensation of 810,673 and accrued interest on note payable and other current liabilities of $131,491. These non-cash charges were partially offset by a $10,001 change in the fair value of derivative assets, a $(548,186) change in the fair value of derivative liabilities, and $(39,127) of interest income on investments and notes receivable.

Changes in operating assets and liabilities provided $784,671 of cash for operating activities, primarily reflecting increases in accrued liabilities, excise and withholding tax payables, and prepaid assets, partially offset by decreases in accounts payable of $(706,559) and increases in accounts receivable of $(93,713).

Operating activities used cash of $(2,369,251) for the nine months ended September 30, 2024. Net loss of $(3,026,033) was affected by depletion, depreciation, amortization, and accretion of $692,906, and accrued interest on note payable and other current liabilities of $210,990, offset by a deferred income tax benefit of $(1,048,832) and interest income on investments and notes receivable of $(37,587). Changes in operating assets and liabilities primarily reflected decreases in accounts payable and increases in prepaid and other current assets, partially offset by increases in accrued liabilities and amounts due to related parties.

Net cash used in investing activities

Investing activities used cash of (2,141,047) for the nine months ended September 30, 2025, related to the purchase of property, plant and equipment of (1,291,047) and investment in joint venture of (850,000).

Investing activities used cash of (305,538) for the nine months ended September 30, 2024, related to the purchasing of property, plant and equipment and the purchase of oil and natural gas properties.

Net cash provided by financing activities

Financing activities provided cash of 22,432,987 for the nine months ended September 30, 2025, related to proceeds from the convertible note of 2,790,000 and issuance of common stock of 22,227,170 offset by repayment on the convertible notes of (2,500,000)and debt issuance costs of (84,183).

Financing activities provided cash of 2,964,029for the nine months ended September 30, 2024, related to the proceeds from note payable of 3,169,529, proceeds from related party of 227,500, repayments of related party of (445,000) and the issuance of common stock of 12,000.

Indebtedness

As of September 30, 2025, the Company had 3,777,618 in outstanding loans and financing, excluding accounts payable and accrued interest. The following is a description of our material indebtedness.

These descriptions are only summaries and do not purport to describe all of the terms of the financing arrangements that may be important.

The table below reflects the Company indebtedness as of September 30, 2025:

	Principal Amount	Maturity Date	Interest Rate
Airlife Gases	$2,000,000	(1.00)		$8
Convertible Note (2)	1,308,654	3/6/2026		10
Subsequent Note (3)	468,964	4/15/2026		10
Total	$3,777,618		$

(1)	The earlier of May 30, 2027 or 18 months after commencement date as defined the Purchase and Sale Agreement between NEH Midstream and AirLife dated August 25, 2024. As of September 30, 2025, the Company has accrued 349,314 of interest on this note. If the Commencement Date has not occurred by November 30, 2025, for any reason, the Buyer has the right to terminate the Purchase Agreement. The Company does not anticipate the Commencement Date to occur by November 30, 2025 and expects the Buyer to terminate the agreement at that time. The company would be obligated to pay the outstanding balance within five days, therefore has recorded this note and associated interest as a current liability.

(2)	The amounts noted in the above table for the Convertible Note reflect principal payments made in February and September 2025 in the amount $1,750,000.

(3)	The amounts noted in the above table for the Subsequent Note reflect principal payments made in February and September 2025 in the amount $750,000.

Tabular Disclosure of Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2025:

	Less than 1 Year	1-3 Years	3 - 5 Years	Total
Note Payable - Air Life (1)	$2,000,000	$-	$-	$2,000,000
Convertible and Subsequent Notes	$1,777,618	$-	$-	$1,777,618

(1)	This note carries an annual interest rate of 8%. As of September 30, 2025, the Company has accrued 349,314 of interest on this note. If the Commencement Date has not occurred by November 30, 2025, for any reason, the Buyer has the right to terminate the Purchase Agreement. The Company does not anticipate the Commencement Date to occur by November 30, 2025 and expects the Buyer to terminate the agreement at that time. The company would be obliged to pay the outstanding balance within five days, therefore has recorded this note and associated interest as a current liability.

Seasonality

We typically do not experience seasonality in our operations.

Related Party Transactions

The Company previously had related party transactions consisting of accounts payable related to reimbursements due for business-related travel expenses for the CEO and CFO. There were no related party payables outstanding as of September 30, 2025.

In October 2025, the Company entered into a secured loan agreement with Mr. Joel Solis, who formerly served as a director of the Company and currently owns approximately 4 percent of the Company’s outstanding common stock (See Note 18). Based on Mr. Solis’s prior role as a director and his continuing ownership interest, management has determined that this arrangement qualifies as a related-party transaction under ASC 850-10-20 and has been disclosed in accordance with Item 404(a) of Regulation S-K.

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

Reserves.

The Company’s proved reserve information as of September 30, 2025 and 2024 was prepared by the Company’s independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. The Company’s estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which the Company records DD&A expense will increase, reducing future net income. Such a decline may result from lower commodity prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of the Company’s ceiling test calculations of its proved properties for impairment.

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

Deferred Tax Asset Valuation Allowance

The Company continually assesses both positive and negative evidence for recoverability of its deferred tax assets and based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences, the Company has established a valuation allowance of $5,811,121 for the nine months ended September 30, 2025. There can be no assurance that facts and circumstances will not materially change and require the Company to revise this valuation allowance in a future period.

Stock-based Compensation.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The fair value of stock options is estimated using the Black-Scholes option-pricing model, which requires the use of assumptions and estimates regarding expected volatility, expected term, risk-free interest rate, and dividend yield. The resulting fair value is recognized as compensation expense over the requisite service period, generally the vesting term of the award. For awards of common stock issued to employees, directors, and consultants, the Company measures the cost of these transactions at the fair value of the services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2025. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of September 30, 2025, and December 31, 2024, no amount was drawn down under the LOC.

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

We paid the $75,000 contribution to the Joint Venture on April 16, 2025. On July 16, 2025, the Company made an additional contribution of $750,000.  On September 26, 2025, the Company made an additional contribution of $25,000.

Subsequent Events

On October 16, 2025, the Company provided the Investor with notice of termination of the EPFA, with such termination to be effective October 24, 2025, in accordance with the terms of the EPFA. The Company determined that it is sufficiently capitalized at present and does not expect to sell any additional shares to the Investor. The Company will not incur any termination penalties as a result of its termination of the EPFA.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of September 30, 2025, the end of the period covered by this Report, using the Internal Control Integrated Framework (“ICIF”) by COSO. Management selected the ICIF framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025, or as of the date of the filing of this Report.

Our disclosure controls and procedures, including internal controls over financial reporting were not effective as of September 30, 2025, or as of the date of filing of this Report, because Management did not adequately evaluate and test its controls and procedures. The Company recently closed the Business Combination on December 6, 2024 and started trading on December 9, 2024. Prior to the business combination transaction, we were a private company with limited accounting personnel and other resources with which to address our internal controls over financial reporting. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2025, or as of the date of this filing, and therefore have a material weakness in our internal control over financial reporting.

Implementation of Controls

During late 2023 and 2024, the Company initiated the process to develop and implement its internal controls over financial reporting. This included the documentation of processes and identification of existing controls and development of new controls. In addition, in order to address segregation of duties issues as a result of the Company’s limited accounting staff, the Company engaged a third party to assist in the monthly and quarterly accounting, a third party to assist in the evaluation of appropriate accounting treatment and disclosures related to complex transactions and new pronouncements, and a third party to assist in accounting for income taxes. The Company also is reviewing its plans to engage a third party to assist in the development, evaluation, testing and monitoring of its internal controls over financial reporting. As of September 30, 2025, or as of the date of this filing, the Company has received proposals from third parties to assist in its internal controls over financial reporting.  In addition, the Company has updated its documentation related to the Company’s processes and its internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   During the quarter ended September 30, 2025, there were no unregistered sales of our securities that were not reported in a  Current Report on Form 8-K.

(b)  Not applicable.

(c)  None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Change pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 14, 2025)
3.2	Certificate of Amendment to Articles of Incorporation incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 14, 2025
10.1	Amendment to Employment Agreement dated July 16, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on July 18, 2025)
10.2	Purchase Agreement dated July 17, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on July 29, 2025)
10.3	Promissory Note dated October 23, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on October 28, 2025)
10.4	Deed of Trust dated October 23, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on October 28, 2025)
10.5	Release Agreement dated October 23, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on October 28, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ERA ENERGY & DIGITAL, INC.

Date: November 13, 2025	By:	/s/ E. Will Gray II
	Name:	E. Will Gray
	Title:	Chief Executive Officer and interim
Chief Financial Officer
(Principal Executive Officer)