Form 10-K
period 2025-12-31
New ERA Energy & Digital, Inc.
filed 2026-03-12
CIK 2028336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-42433

NEW ERA ENERGY & DIGITAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-3749880
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

200 N. Loraine Street, Suite 1324 Midland, TX	79701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (432) 695-6997

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NUAI	The Nasdaq Stock Market LLC
Warrants	NUAIW	The Nasdaq Stock Market LLC

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $12,049,122.

As of March 9, 2026, there were 56,949,545 shares of common stock of the Company issued and 56,775,187 shares outstanding.

i

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

v

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this prospectus, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	our ability to construct, develop, lease and maintain our flagship project;

●	our ability to access adequate project financing, commercial borrowings and debt and equity capital markets to fund our significant anticipated capital expenditures;

●	the impact of supply chain disruptions, labor availability, raw materials and input commodity costs and availability, and manufacturing and transportation;

●	general business and economic conditions;

●	environmental history, remediation, and associated risks;

●	our ability to obtain and renew leases with our tenants on terms favorable to us, and manage our growth, business, financial results and results of operations;

●	our ability to respond to price fluctuations and rapidly changing technology;

●	the impact of tariffs and global trade disruptions on us and our tenants;

●	changes in political conditions, geopolitical turmoil, political instability, civil disturbances, and restrictive governmental actions;

●	the degree and nature of our competition;

●	our failure to generate sufficient cash flows to service indebtedness;

●	our expectations regarding the anticipated timeline of our cash, cash equivalents and short-term investments, future financial performance and our ability to continue as a going concern;

●	material negative changes in the creditworthiness and the ability of our tenants to meet their contractual obligations;

●	increases and volatility in interest rates;

●	increased power, labor, equipment procurement, shipping, refurbishment or construction costs;

●	a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes;

●	our inability to obtain and/or maintain necessary government or other required consents or permits;

●	changes in, or the failure or inability to comply with, local, state, federal and applicable international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates;

●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and

●	additional factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

PART I

Item 1. Business.

Overview

New Era Energy & Digital, Inc. (the “Company” or “NUAI”) was initially incorporated in the State of Delaware on November 5, 2020 under the name Roth CH Acquisition V Co., which was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Roth CH Acquisition V Co. consummated an initial public offering, after which its securities began trading on the Nasdaq on December 1, 2021. In December 2024, Roth CH Acquisition V Co. merged with and into Roth CH V Holdings, Inc., a Nevada corporation and a wholly owned subsidiary of Roth CH Acquisition V Co., formed on June 24, 2024, for the sole purpose of reincorporating Roth CH Acquisition V Co. into the State of Nevada, with Roth CH V Holdings, Inc. surviving such merger.

Immediately following the reincorporation, the Company completed its business combination (the “Business Combination”) with New Era Helium Corp., a Nevada corporation, pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated as of January 3, 2024 (as amended on June 5, 2024, August 8, 2024, September 11, 2024, and September 30, 2024, the “BCA”), by and among New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Holdings, Inc., and Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Roth CH Acquisition V Co. The Company subsequently changed its name to “New Era Helium, Inc.” and later to “New Era Energy & Digital, Inc.”

We are a vertically-integrated developer and operator of next-generation digital infrastructure and integrated power assets accelerating speed-to-power for advanced artificial intelligence (“AI”) hyperscalers. In the second half of 2025, we executed a strategic pivot from our legacy natural gas operations to focus exclusively on developing data center campuses where power, land, and connectivity can be assembled and delivered on accelerated timelines. Our mission is to deliver speed-to-power by converging behind-the-meter power flexibility with data center development capabilities. Our primary strategy is to aggregate and entitle “Powered Land” and to develop “Powered Shells” and build-to-suit assets in power-advantaged markets, beginning with the Permian Basin, which benefits from energy abundance, regulatory clarity, and fiber connectivity.

We are initially focused on our flagship project, Texas Critical Data Centers (“TCDC”), a 438-acre campus in Ector County, Texas, designed to support over 1 gigawatt (“GW”) of potential compute capacity through phased development, with projected power delivery beginning as early as the end of 2027. We believe our proximity to major natural gas pipelines, fiber networks and CO2 pipelines will provide us with the ability to serve our customers lower transmission costs and best-in-class uptime for purposes of reliably generating AI compute to capitalize on the AI revolution. We intend to execute through partnering across engineering, construction, procurement, power generation and sustainability with a world-class developer partner to provide our hyperscaler tenants with certainty of execution and speed-to-power.

Industry Background and Market Opportunity

Intense demand for compute and data center infrastructure is growing as AI training and inference, high-performance computing (“HPC”), and public cloud services expand at a rapid pace. Developers and operators compete on their ability to secure and deliver power, compress time-to-operation, provide reliable network connectivity, and meet operational, regulatory, and environmental standards. Power demand from AI and data centers is rising sharply, creating localized reliability and interconnection bottlenecks while accelerating utility capex and private energy investments; with global data center electricity usage to roughly double by 2030 according to the International Energy Agency, with AI as the primary driver. Behind-the-meter and co-located power solutions—from natural-gas turbines and batteries to nuclear power purchase agreements, small modular reactors, geothermal, and large commercial and industrial rooftop solar plus storage—are rapidly advancing to bridge grid constraints and provide firm, flexible supply. Industry participants continually highlight sustained, dramatic growth in both current and future power requirements per rack, with long grid interconnection queues, strained transmission capacity on the public grid, limited availability and significant backlog for key power equipment and long-lead time items such as gas turbines and transformers as limiting the pace at which new compute can be built and energized. In this environment, the industry has increasingly emphasized sites with secured power and entitlements—“Powered Land”—with increasing interest on in behind-the-meter generation to reduce dependence on lengthy grid delivery timelines. Additionally, as regulatory scrutiny and public pressure on data centners and their usage of raw materials and power increases, we believe hyperscalers and other private AI providers will look to behind-the-meter solutions to secure power off the grid. Market participants have also introduced models that combine on-site natural gas generation with grid interconnects to provide reliable, dispatchable power for AI clusters. We believe these dynamics support opportunities for power-centric development in resource-advantaged regions like West Texas.

The Southwestern United States, including West Texas and adjacent markets, offers characteristics that align with these trends: proximity to abundant natural gas supply and established pipeline corridors; an industrial permitting and right-of-way ecosystem; competitive wholesale power markets with active development; expansive land availability; and growing long-haul and regional fiber connectivity. Dry climate conditions can support certain cooling approaches where appropriate, and the region’s existing energy workforce and infrastructure can facilitate large-scale site development. These attributes support the case for power-centric data center development focused on accelerated time-to-operation and scalable expansion.

Our Solutions and Services

To address the diverse needs of the compute market, we have adopted a bifurcated product strategy. We address the speed-to-power constraint through two primary offerings designed for hyperscalers, cloud providers, and qualified developers:

●	Powered Shell: We expect a significant portion of our initial deployment to be “Powered Shell” solutions. In this model, the Company delivers the core building structure, robust power connectivity, and cooling infrastructure, while the tenant retains responsibility for the internal fit-out of servers, racks, and networking equipment. This offering is particularly attractive to hyperscalers who require rapid “speed-to-market” but desire strict control over their proprietary hardware configurations.

●	Turnkey Solutions: For enterprise customers and specialized AI operators requiring fully managed infrastructure, we offer turnkey data center solutions. This comprehensive service model includes full fit-out and ongoing facility management, allowing tenants to focus exclusively on compute workloads. We believe this flexibility allows us to broaden our total addressable market and capture demand from a wider spectrum of the digital economy.

Target Tenant Profile and Credit Strategy

Our initial leasing efforts are rigorously focused on securing investment grade hyperscalers (e.g., major cloud providers and capitalization-weighted technology firms). We view these tenants as foundational to our capital strategy. Securing long-term, contracted cash flows from these counterparties is a prerequisite for stabilizing our asset base and accessing favorable debt financing terms for our project-level entities.

Following the stabilization of our initial phases with investment grade tenants, we intend to diversify our tenant base to include higher-yield, higher-risk counterparties. This expanding cohort may include specialized graphics processing unit (“GPU”) cloud providers, sovereign AI clouds, and venture-backed AI startups. We believe that blending these higher-yielding tenants into a portfolio anchored by investment grade credit will allow us to optimize our weighted average return on invested capital while maintaining an acceptable risk profile.

Our Growth Strategies

●	Powered-Land in Power-Advantaged Markets: We prioritize the acquisition and entitlement of “Powered Land”—sites where power, rights-of-way, environmental posture, and fiber are either in place or can be secured on accelerated timelines—beginning with the Permian Basin. We believe this approach mitigates interconnection uncertainty, reduces reliance on congested transmission, and positions us to commit to tenant energization milestones with greater confidence. At our flagship TCDC campus in Ector County, we control a 438-acre site designed to support 1+ GW of potential compute capacity through phased development, with initial power delivery targeted for the end of 2027, subject to typical development and interconnection risks. The site’s adjacency to natural gas pipelines, fiber networks, and CO₂ pipelines underpins lower transmission costs and best-in-class uptime objectives for AI compute.

●	Hybrid Power Structure Mixing Behind-the-Meter Energy with Grid Interconnection: We are developing an integrated power strategy that blends: (i) direct interconnections to existing, proven grid infrastructure and (ii) on-site, behind-the-meter natural gas generation delivered by a dedicated energy partner, with contemplated integration of battery storage and other assets coming online over time. This hybrid approach is intended to deliver reliable, dispatchable power that is less exposed to grid-wide interconnection queues and mounting public pressure on data center consumption. This strategy reflects broader industry adoption of on-site generation to secure power amid interconnection bottlenecks and long equipment lead times, providing a hedge against delays while improving operational control for AI clusters.

●	Replicable Powered Shell and Turnkey Delivery Packages: We will offer standardized delivery packages that allow hyperscalers to select between Powered Shell (fast building/power/cooling handoff to tenant) and turnkey (fully fitted and operated) structures. Standardization clarifies scope, bankability, expedites permits and procurement, and improves replicability across phases and markets, which is essential for deploying 1+ GW campuses on tight timelines.

●	Attractive Return Profile Through Investment Grade Anchor Tenants Mixed with Selective Yields: We aim to anchor early phases with investment grade hyperscalers to create durable, bankable cash flows that support non-recourse or limited-recourse project financing. Upon stabilization, we plan to layer select higher-yield counterparties—such as GPU cloud specialists or sovereign AI initiatives—to lift portfolio returns while managing risk via diversification and exposure limits.

●	Partner-Enabled Execution: We are in the process of leveraging industry-leading specialists across engineering and commissioning, on-site power generation and fiber and network capabilities. Together, with the site fundamentals of TCDC’s adjacency to natural gas, fiber, and CO2 infrastructure, we believe we are able to execute speed-to-power in a manner our peers can’t replicate.

Leasing Structure

We intend to commercialize our portfolio through long-term, triple-net lease agreements structured to deliver a targeted yield on cost. This pricing mechanism is designed to protect the Company’s operating margins by passing through all operating expenses—including taxes, insurance, and routine maintenance—directly to the tenant. Critically, our leases will treat power consumption as a pass-through expense or a direct tenant obligation, insulating our balance sheet from volatility in commodity fuel pricing. We believe this structure aligns our financial interests with those of our tenants, ensuring that we achieve our return thresholds based on the development capital deployed while providing tenants with transparency and operational control.

Capitalization and Financing Framework

There is significant project-level capital interest in data center and digital infrastructure, reflected in active participation by infrastructure funds, pension investors, insurance companies, and banks pursuing construction and term financing for contracted campuses. Capital typically targets long-duration, investment-grade counterparty exposure, visible energization milestones, and standardized delivery packages. At the asset level, we intend to structure non-recourse or limited-recourse facilities sized to contracted cash flows, with hedging, construction-period support, and customary security over project assets. Debt and equity capital will be raised directly into ring-fenced asset companies rather than at the corporate level. This structure is designed to isolate development and operational risks, preventing cross-collateralization issues and protecting the parent company’s balance sheet.

Strategic Partnerships

We have engineered a “hybrid” power delivery model that leverages both existing regional infrastructure and dedicated on-site generation to ensure redundancy and scalability.

●	Grid and Off-Site Power: We plan to source a portion of our initial capacity from nearby merchant power facilities, which include the nearby Vistra and Quail Run plants, among others. Leveraging their proximity, we intend to construct direct grid interconnections that bypass broader transmission congestion, providing immediate baseload capacity.

●	On-Site Power Partner: To secure dedicated behind-the-meter capacity, we are in advanced discussions with a leading provider to act as our primary on-site power partner. We intend to allocate a dedicated 20-acre parcel within our campus to our on-site power partner. Our on-site power partner would assume full responsibility for the entire power value chain on this footprint, including equipment procurement, environmental permitting, financing, construction, ownership, and operation of the generation assets. We expect this strategic partition would significantly reduce our capital expenditure burden and operational complexity, effectively converting power generation into a delivered service while ensuring our tenants benefit from the reliability of on-site infrastructure.

We leverage specialized partners to execute complex development while maintaining a lean organizational footprint:

●	Engineering and Design (Ramboll/EYP): End-to-end engineering services, including mission-critical facility design, power integration, and commissioning.

●	Power Generation (Thunderhead Energy Solutions): Non-binding letters of intent contemplate financing, construction, and operation of gas-fired power islands for behind-the-meter delivery, subject to definitive documentation and required approvals.

●	Sustainability and Carbon (Mawgan Capital): Collaboration on approaches intended to reduce carbon intensity of on-site generation and to support performance tracking and certification.

●	Connectivity (Globelink): Development of dark-fiber and network infrastructure engineered for low-latency AI workloads, providing redundant, open-access capacity.

Our Community

We recognize that sustainable water access is a critical constraint for data center development in the Permian Basin. Accordingly, we have developed a resilient water sourcing strategy that minimizes impact on municipal potable supplies.

●	Strategic Relationships: We have cultivated strong, collaborative relationships with the Odessa municipality, positioning New Era as a preferred partner for regional infrastructure development.

●	Private Water Partnerships: We have relationships with leading private water infrastructure providers to source industrial and brackish water for our cooling systems. By utilizing non-potable water sources, we mitigate scarcity risks and align our operations with community sustainability goals, ensuring long-term viability and local stakeholder support.

Legal Proceedings

From time to time, we and certain of our officers, directors, and employees are subject to legal proceedings and claims that arise in the ordinary course of business. Recently, the New Mexico Attorney General filed a civil action in the Santa Fe, New Mexico naming, among others, our Chief Executive Officer, E. Will Gray II, and certain affiliated entities, alleging a scheme related to transferring oil and gas wells and purportedly avoiding plugging and abandonment obligations; the complaint seeks civil penalties, damages, and injunctive relief including business restrictions until inactive wells are remediated. The lawsuit was filed on December 23, 2025. Mr. Gray and the Company intend to vigorously defend themselves against these claims. See Item 3. “Legal Proceedings” for additional information.

Regulation

We are subject to laws and regulations in the jurisdictions in which we operate, including those related to land use and zoning, environmental permitting, health and safety, energy and utility interconnections, and industry-specific requirements, including but not limited to the Clean Water Act and National Environmental Policy Act (“NEPA”). We monitor developments that could affect our operations and may adjust our practices to address changes in law or guidance.

In particular, our operations in Texas, including our TCDC project, are subject to evolving regulations, including Senate Bill 6 (“SB 6”), which may increase our costs and operational complexity. SB 6 imposes new requirements on “large load” customers (defined as facilities drawing 75 megawatts (“MW”) or more). Under SB 6, we may be required, among other things, to share in the costs of transmission upgrades, which were previously socialized across the rate base. While we plan to utilize behind-the-meter generation to mitigate these risks, any regulatory restriction on our ability to interconnect with the Electric Reliability Council of Texas grid could limit our ultimate grid redundancy and make our campus less attractive to hyperscale tenants.

Additionally, we are subject to regulations affecting our Legacy Assets (as defined herein). Such rules include environmental, health and safety laws such as the Clean Air Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Clean Water Act, the Pipeline and Hazardous Materials Safety Administration rules, the Emergency Planning and Community Right-to-Know Act, the Occupational Health and Safety Act, and NEPA, amongst others (and their state counterparts).

Our Legacy Assets and Reserve Report

Previously, we were an exploration and production company whose primary operations included the exploration, development and production of helium, natural gas, oil and natural gas liquids. We sourced helium produced in association with natural gas reserves located in Chaves County, New Mexico. We currently own and operate 137,000 acres in Southeast New Mexico and have 15,097 MMcfe of proved hydrocarbon reserves (our “Legacy Assets”). We intend to explore the sale of all or substantially all of our Legacy Assets to one or more third parties and we focus on our core mission of constructing and operating digital infrastructure assets.

The annual reserve report as of December 31, 2025 and dated March 4, 2026 (the “Appraisal Report”) prepared by MKM Engineering, a firm providing consulting services in the oil and gas industry, contains estimates of Solis Partners, LLC’s (“Solis Partners”) proved and forecasts of the resulting economics attributable to Solis Partner’s properties in Chaves County, New Mexico. MKM Engineering prepared the Appraisal Report for the Company’s use in filing with the SEC and contains such assumptions, data, methods and procedures determined by MKM Engineering as appropriate for the purpose of preparing such Appraisal Report.

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

As part of our internal controls the Appraisal Report has also been reviewed by NUAI’s Chief Executive Officer and Operations Manager.

To prepare the annual reserve estimates in the Appraisal Report, the Company and MKM Engineering employed a number of industry technologies to evaluate and determine the annual reserves and establish the appropriate level of certainty of the reserve estimates.

These technologies included: (i) well log evaluation and analysis, (ii) petrophysical analysis of the ABO, (iii) monthly production data for all Pecos Slope wells, (iv) decline curve analysis and forecasting of future production, (v) sampling and audit of helium content in 315 wells to establish helium content by field development areas of the Pecos Slope ABO field, (vi) analysis of historical well file data including drilling & completion data and frac job designs used to date, (vii) monthly revenue statements to evaluate actual product prices received and (viii) the Company’s monthly lease operating expense data.

Proved and Probable Reserves

The following table is a summary of proved oil and natural gas reserves at December 31, 2025:

	Oil	NGL	Gas
	(MBbl)	(MBbl)	(MMcf)	MMcfe
Proved Developed	-	-	15,097	15,097
Proved Undeveloped	-	-	-	-
Total Proved	-	-	15,097	15,097

The following table is a summary of proved oil and natural gas reserves at December 31, 2024:

	Oil	NGL	Gas
	(MBbl)	(MBbl)	(MMcf)	MMcfe
Proved Developed	41	-	29,629	29,876
Proved Undeveloped	-	4,147	30,741	55,622
Total Proved	41	4,147	60,370	85,498

The following table is a summary of probable oil and natural gas reserves at December 31, 2024:

	Oil	NGL	Gas
	(Bbl)	(Bbl)	(Mcf)	Mcfe
Probable Developed	-	-	-	-
Probable Undeveloped	-	8,189	117,294	166,430
Total Probable	-	8,189	117,294	166,430

At December 31, 2025, there were no probable oil and natural gas reserves. The estimates of probable reserves have not been adjusted for uncertainty, and therefore they may not be comparable with, and should not be summed arithmetically with estimates for proved reserves.

The following table reflects changes in the Company’s proved undeveloped oil and gas reserves:

	Well	Oil	NGL	Gas
	Count	MBbl	MBbl	(MMcf)	(MMcfe)
Reserves at Dec. 31, 2021	-	-	-	-	-
Extensions	91	-	4,232	33,785	59,178
Improved Recovery	-	-	-	-	-
Technical revisions	-	-	-	-	-
Acquisitions	-	-	-	-	-
Discoveries	-	-	-	-	-
Dispositions	-	-	-	-	-
Economic factors	-	-	-	-	-
Production	-	-	-	-	-
Reserves at Dec. 31, 2022	91	-	4,232	33,785	59,178
Extensions	1	-	233	-	1,395
Improved Recovery	-	-	-	-	-
Technical revisions	(12)	-	(593)	(4,230)	(7,788)
Acquisitions	-	-	-	-	-
Discoveries	-	-	-	-	-
Dispositions	-	-	-	-	-
Economic factors	-	-	-	-	-
Production	-	-	-	-	-
Reserves at Dec. 31, 2023	80	-	3,872	29,555	52,785
Extensions	-	-	-	-	-
Improved Recovery	-	-	-	-	-
Technical revisions	-	-	266	1,062	2,661
Acquisitions	-	-	-	-	-
Discoveries	-	-	-	-	-
Dispositions	-	-	-	-	-
Economic factors	-	-	9	124	176
Production	-	-	-	-	-
Reserves at Dec. 31, 2024	80	-	4,147	30,741	55,622
Extensions	-	-	-	-	-
Improved Recovery	-	-	-	-	-
Technical revisions	(80)	-	(41,47)	(30,741)	(55,622)
Acquisitions	-	-	-	-	-
Discoveries	-	-	-	-	-
Dispositions	-	-	-	-	-
Economic factors	-	-	-	-	-
Production	-	-	-	-	-
Reserves at Dec. 31, 2025	-	-	-	-	-

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

The technical revisions noted in the above table during 2025 were related to a change in Company strategy. The technical revision noted in the above table during 2024 were related to well performance. The technical revisions noted in the above table during 2023 were a result of a delay in the drilling program which was due to a delay in the start of operations of the Pecos Slope Gas Plant. None of the revisions were related to changes in product prices or costs.

During the years ended 2022, 2023, 2024, and 2025 no proved undeveloped reserves were converted into proved developed reserves.

Due to a change in Company strategy, the Company no proved undeveloped hydrocarbon reserves and proved undeveloped helium volumes as of December 31, 2025. In prior years, all proved undeveloped hydrocarbon reserves and proved undeveloped helium volumes were scheduled to be developed within 5 years of the date they were first reported. In addition, we had material amounts of probable undeveloped hydrocarbon reserves and probable undeveloped helium volumes that were to be developed beginning in 2029 and beyond. As of December 31, 2025, the Company had no probable undeveloped hydrocarbon reserves and probable undeveloped helium volumes. The timing of the development of these hydrocarbon reserves and helium volumes in prior years were scheduled in order to maintain the nameplate capacity of 20,000 MCF/day of inlet gas for our owned and operated Pecos Slope Gas Plant over the useful life of the plant. The development schedule was also allow us to fulfill the terms of our two 10-year helium contracts. As of December 31, 2025, our two 10-year helium contracts had expired.

Oil and Gas Production Volumes, Prices and Costs

The following table is a summary of oil and natural gas production sold:

	Oil	NGL	Gas
	(Bbl)	(Bbl)	(Mcf)	Mcfe
For the year ended December 31, 2021	302	-	1,136,812	1,138,621
For the year ended December 31, 2022	1,421	3,148	1,112,169	1,139,580
For the year ended December 31, 2023	2,076	2,285	830,145	856,306
For the year ended December 31, 2024	325	4,379	903,985	932,207
For the year ended December 31, 2025	-	4,722	939,949	962,280

The following table is a summary of average sale prices received and average production costs per Mcfe, excluding ad valorem and severance tax:

	Oil	NGL	Gas	Production Cost
	$per	$per	$per	$per
	Bbl	Bbl	Mcf	Mcfe
For the year ended December 31, 2021	$75.78	$-	$3.11	$1.42
For the year ended December 31, 2022	$93.40	$84.35	$3.44	$1.25
For the year ended December 31, 2023	$77.56	$64.73	$0.37	$1.49
For the year ended December 31, 2024	$82.48	$58.05	$0.28	$1.10
For the year ended December 31, 2025	$-	$50.82	$0.69	$1.08

Gas prices noted in the above table are net of processing and transportation costs of $1.68, $2.12, $1.42, $1.16 and $1.99 for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, respectively.

Drilling and Other Exploratory and Development Activities

The Company has drilled no exploratory or development wells during the years ended December 31, 2021, 2022, 2023, 2024 and 2025. In addition, the Company currently has no wells in the process of being drilled. The Company has engaged a third party to construct a processing plant. This plant is currently under construction.

Oil and Gas Properties, Wells, Operations, and Acreage

The following table is a summary of productive wells and acreage as of December 31, 2025:

	Gross	Net
Oil wells	-	-
Gas wells	406	362
Total productive wells	406	362
Developed acreage	30,920	28,928
Undeveloped acreage	105,840	105,823
Total acreage	136,760	134,751

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

The Company has acquired all of its interests in acreage and wells from acquisitions. In all of its acquisitions, the Company has been assigned all of the rights, title and interests of its predecessors in the leases and wells conveyed. This has included all title research, well files and logs, division of interest records, joint operating agreements and miscellaneous contracts.

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

As of the date of this Report, we have the following trademarks:

Trademark	Country	Date of registration	Registration No.
RSH	United States	N/A - trademark application pending, submitted 6/30/2023.	N/A - application pending.

We believe that the trademarks that we use in our business are important for building our brand image and brand recognition. Therefore, we intend to develop marketing strategies, including advertising and branding campaigns, accordingly.

Employees

As of March 11, 2026, we had 5 employees primarily based in our Midland, Texas office.

The table below breaks down our full-time personnel by function as of March 11, 2026:

	Number of
Function	Employees	% of Total
Executive	2	40.0
General and Administrative	2	40.0
Operations	1	20.0
Total	5	100.0%

None of our employees are affiliated with the labor unions.

SUMMARY OF RISK FACTORS

Investing in us involves a degree of risk. You should carefully consider all information in this Annual Report on Form 10-K, including the Management’s Discussion & Analysis section and the financial statements and related notes, prior to investing in our common stock. These risks and uncertainties include, but are not limited to, the following:

Risks Related to Our Business

●	We recently transitioned our primary business focus from helium exploration to digital infrastructure and we may not be able to effectively execute our business strategy.

●	We are a development-stage company and our new business strategy has no operating history or historical revenue, and we face execution risk across all major components of our business.

●	We have not yet constructed our facilities or entered into any binding contracts with any tenants, and there is no guarantee that we will be able to do so in the future. Our limited commercial operating history makes it difficult to evaluate our prospects, the risks and challenges we may encounter and our total potential addressable market. Any delays or setbacks we may experience could have a material adverse effect on our business, financial condition and results of operations, and could harm our reputation.

●	We will require significant additional capital to construct and complete our TCDC’s primary site in Ector County, and we may not be able to secure such financing on time with acceptable terms, or at all, which could cause delays in our construction, lead to inadequate liquidity and increase overall costs.

●	Technological advances or disruptive innovations, specifically advancements in AI, may outpace our development cycle, and we are exposed to technology obsolescence across all major asset classes.

●	We depend on third-party vendors, contractors, and consultants to support our business.

●	We intend to enter into a joint venture with a development partner to operate our flagship site. While we expect to have the ability to influence certain business decisions affecting the joint venture, the success of our investment in the joint venture will depend in large part on the development partner’s operation of the joint venture.

●	AI and Large-scale Language Model, or LLM, infrastructure requirements are changing faster than conventional infrastructure can be developed.

●	We may face physical site risks, including severe weather events, environmental conditions, or other disasters which could result in an interruption of our operations, a delay in the completion of our data center projects, higher construction costs and the deferral of the dates on which we could receive revenue, all of which could adversely affect us.

●	Any failure of our physical infrastructure, or acts of theft or vandalism to our physical infrastructure, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

●	The scale of infrastructure planned at our data center projects will require extensive permitting, interconnection, and third-party coordination.

●	We face uncertainty and costly compliance with government regulations.

●	We operate on federal and state lands, which have rules and regulations related to our business and require us to pay royalties, which may adversely affect our operations.

●	As a result of our remaining oil and gas leases, we are subject to environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

●	The regulatory and legislative developments related to climate change may materially adversely affect our reputation, business, results of operations and financial position.

Risks Related to Tenant Concentration and Leasing

●	Our near-term revenue may be heavily concentrated among a small number of anchor tenants.

●	Failure of any major tenant to perform under its lease could result in material financial losses.

●	We may not achieve tenant adoption at the pace or pricing levels required for financial viability.

Risks Related to Our Governance and Operating Model

●	Some members of our management team have limited experience in operating a public company.

●	We are subject to outstanding litigation filed by the State of New Mexico, which could result in substantial legal fees or damages and may divert management’s time and attention from our business.

Risks Related to Market Conditions and Macroeconomic Factors

●	Adverse macroeconomic conditions could impair our ability to raise capital or complete development phases.

●	Cost overruns and inflationary pressures could materially increase development and operating costs and impact our capital budget and profitability.

●	Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks were to actually occur, our business, financial condition, results of operations could be materially and adversely affected. The headings provided herein are for convenience and reference purposes only and shall not affect or limit the extent or interpretation of the risk factors.

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

Risks Related to Our Business

We recently transitioned our primary business focus from helium exploration to digital infrastructure and we may not be able to effectively execute our business strategy.

In July 2025, we rebranded as New Era Energy & Digital, Inc. and subsequently realigned our primary business focus on digital infrastructure and data center development. This strategic pivot represents a fundamental change in our business model. While we are experienced as an asset developer, we have less operating history as a data center developer and there are risks and uncertainties associated with implementing this new line of business. We may invest significant time and resources in our attempts to implement this new line of business, which may never generate returns or generate sufficient returns to yield a profit. Failure to successfully execute our business strategy, (including our 4-phase development model: Site Selection, Development, Execution, and Revenue) could adversely affect our business, financial condition or results of operations.

We are a development-stage company and our new business strategy has no operating history or historical revenue, and we face execution risk across all major components of our business.

We were recently formed and are currently in the early stages of developing our digital infrastructure and data center projects. We have not generated any revenue to date from this strategic pivot and do not expect to do so until the first subleases of our data centers and delivery of behind-the-meter energy commence, which we expect will not occur until at least the end of 2027. Given our early stage of development, it is difficult to predict what results we might ultimately achieve. The uncertainty of a rapidly changing marketplace and ongoing global supply challenges have created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. Our business model depends on, among other things, our ability to construct, permit, finance, and operate digital infrastructure and data centers. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability and a failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

We do not currently have sufficient working capital to fund our planned operations for the next twelve months. There is uncertainty regarding our ability to raise additional capital and as such, there is substantial doubt regarding our ability to continue as a going concern.

Our audited financial statements have been prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, because without additional sources of funding, our cash and cash equivalents at December 31, 2025 is not sufficient for us to fund our working capital needs for the next twelve months after the date that the audited financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including raising additional capital, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” We continue to evaluate options to further finance our operating cash needs, however, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. If we are unable to raise capital in the near term or on attractive terms, we could be forced to delay our data center projects, or even curtail or cease operations.

We have not yet constructed our facilities or entered into any binding contracts with any tenants, and there is no guarantee that we will be able to do so in the future. Our limited commercial operating history makes it difficult to evaluate our prospects, the risks and challenges we may encounter and our total potential addressable market. Any delays or setbacks we may experience could have a material adverse effect on our business, financial condition and results of operations, and could harm our reputation.

Our business plan to construct and operate data centers depends on, among other things, our ability to negotiate and enter into binding agreements with potential tenants to lease our facilities. If no potential near-term tenant enters into such binding agreement with us, the construction and operation of our data centers could be significantly delayed. Such delays would result in delays in revenue and could hinder our ability to gain market traction with other potential tenants.

As a result of our limited commercial operating history and ongoing changes in our new and evolving industry, including evolving demand for the types of products and services we offer and the potential development of technologies that may prove more efficient or effective for our intended use, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. Therefore, our internal estimates relating to the size of our total addressable market may not be correct. In addition, our expectations with respect to our total potential addressable market may differ from those of third parties, including investors or securities analysts.

There can be no assurance that we will not experience operational or process failures and other problems during the construction or operation of our data center projects. Any failures or setbacks, particularly in the initial phases of our data center projects, could harm our reputation, our ability to attract tenants, and adversely effect our business and financial condition.

We will require significant additional capital to construct and complete our TCDC’s primary site in Ector County, and we may not be able to secure such financing on time with acceptable terms, or at all, which could cause delays in our construction, lead to inadequate liquidity and increase overall costs.

The capital expenditures we expect to incur as we complete the development of our first project will be significant. Additional capital may not be available in the amounts required, or on favorable terms. In addition, if any adverse findings are discovered at any stage during the course of our development of the project that would render part of, or all of, the project site to be unsuitable or we discover flaws that may decrease the value of the project site as collateral for purposes of any financing, then we may not be able to obtain the financing necessary to construct the project on favorable terms, or at all.

Delays in construction beyond the estimated development period could increase the cost of completion beyond the amounts that we estimate and beyond the then-available proceeds from rent payments from our tenants we expect to receive, which could require us to obtain additional sources of financing to fund our operations until our project is fully completed (which could cause further delays). Moreover, many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including factors such as construction delays and breaches of agreements.

Our ability to obtain financing that may be needed to provide additional funding will depend, in part, on factors beyond our control and there can be no assurances that funding will be available to us on commercial terms or at all. Accordingly, we may not be able to obtain financing on terms that are acceptable to us, or at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have an adverse impact on our business plan and the viability of the relevant project. The failure to obtain any necessary additional funding could cause any or all of our projects to be delayed or not be completed. Any delays in construction could prevent us from commencing operations when we anticipate and could prevent us from realizing anticipated cash flows, all of which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, financing requirements, liquidity, prospects and the price of our common stock.

Technological advances or disruptive innovations, specifically advancements in AI, may outpace our development cycle, and we are exposed to technology obsolescence across all major asset classes.

The AI and compute infrastructure industries are rapidly evolving. We have been and will continue to be dependent on innovations in technology offerings by our vendors, as well as the adoption of those innovations by tenants. Breakthroughs in chip design, immersion cooling, energy storage, or synthetic power generation could materially reduce the competitive edge of our offerings. Tenants may delay spending while they evaluate any new technologies or may choose providers with more current infrastructure. The rapid pace of innovation in semiconductor design, AI model architecture, power electronics, and battery storage means that capital investments in one generation of infrastructure may be made obsolete before full monetization is realized. If new technologies require materially different site layouts, interconnect systems, or energy delivery formats, portions of our developed capacity may become outdated or require costly retrofits.

Emerging AI technologies, such as demonstrated by Hangzhou DeepSeek Artificial Intelligence Basic Technology Research Co., Ltd., may allow for complex AI operations to be executed with significantly less computing power than is currently required. If AI developers are able to achieve the same or better performance outcomes with more energy-efficient, cost-effective, or less resource-intensive technologies, they may adjust their need for large-scale, high capacity power solutions. This shift could have an adverse effect on our business, results of operations, and financial condition. We continuously monitor industry trends and invest in innovation to mitigate these risks. However, there is no assurance that we will be able to anticipate or respond effectively to such changes, which could have an adverse effect on our business, results of operations, and financial condition.

We will be dependent on third-party manufacturing and supply chain relationships to build and operate our facilities. Our reliance on third parties and suppliers involves certain risks that may result in increased costs, delays, and loss of revenue.

We do not have the resources to build our own facilities, and we extensively rely on third parties for materials for our business. As a result, we are subject to risks associated with these third parties, including:

●	insufficient capacity available to meet our demand on time;

●	inability of our suppliers to obtain the equipment or replacement parts necessary to fully operate our facilities or expand available manufacturing capacity;

●	inadequate manufacturing yields and excessive costs;

●	inability of these third parties to obtain an adequate supply of raw materials;

●	extended lead times on supplies used in the building and operation of our facilities;

●	limited warranties on products supplied to us; and

●	potential increases in prices (including the cost of freight and potential or increased tariffs).

Our industry has experienced the effects of manufacturing capacity constraints. Uncertainty regarding the effects and duration of global hostilities, including the Russia-Ukraine war and ongoing conflicts in the Middle East, and related international sanctions and restrictions have impacted supply chains for manufacturers. These supply challenges have impacted, and may continue to impact, our ability to fully satisfy the necessary supplies, resources and products required by our business and our data center projects.

In some cases, our requirements may represent a small portion of the total production or business of our third-party suppliers. We cannot provide any assurance that our external partners will devote the necessary resources to our business and when requested by us. Each of these events could increase our costs, lower our gross margin, delay the construction and delivery of our projects, and cause us to hold more inventories, or materially impact our ability to deliver our products on time.

We depend on third-party vendors, contractors, and consultants to support our business.

From licensing and permitting to design, procurement, construction, and operations, we depend on a complex ecosystem of third-party providers to execute our development roadmap. These parties include, among others, engineering firms, construction managers, legal advisors, fiber network providers, and control system integrators. If any such party experiences delays, disputes, or insolvency, or we lose our license or use rights to critical third-party technology, it could materially adversely impact the timing of delivery, cost, or quality of our infrastructure solution and our ability to attract tenants.

We intend to enter into a joint venture with a development partner to operate our flagship site. While we expect to have the ability to influence certain business decisions affecting the joint venture, the success of our investment in the joint venture will depend in large part on the development partner’s operation of the joint venture.

Our use of a joint venture structure to develop and operate our flagship site limits our control, reduces our distributions, and exposes us to additional partner, governance, financing, construction, and operational risks, any of which could adversely affect our business, results of operations, financial condition, and cash flows.

We will not have sole control over key decisions regarding development, construction, financing, leasing, operations, major capital expenditures, and potential asset sales. Many of these matters will require the consent of our partner or approval under joint venture governance procedures, which may delay decision-making or prevent us from taking actions that we believe are in our best interests. If the joint venture agreement provides for shared governance or minority consent rights, we could be subject to deadlocks that require dispute resolution mechanisms, which may be costly, time-consuming, and disruptive.

Additionally, our development partner may have different business objectives, return expectations, investment horizons, tax considerations, or other considerations that differ from ours. If our partner experiences financial distress, becomes insolvent, fails to meet its obligations, or otherwise breaches the joint venture agreement, the project could be delayed, incur significantly higher costs, face contractor or lender disputes, or require us to provide additional capital or assume management responsibilities on short notice. Conflicts of interest may arise if our partner pursues other opportunities, competes for tenants or contractors, or allocates personnel and resources across multiple projects.

Additionally, we may not be required to consolidate the joint venture for accounting purposes, which could reduce the transparency of the project’s assets, liabilities, revenues, and expenses in our financial statements. Our share of the joint venture’s results may be recognized under the equity method, which may introduce timing differences, reduce comparability, and increase earnings volatility. We could also be required to recognize impairments if the carrying value of our investment is not recoverable.

Additionally, we intend to rely on material additional equity investments from a development partner in order to support financing efforts. To the extent our partner is unable to make such investments in sufficient amounts or at all, our creditworthiness may decrease substantially, and we may be unable to obtain financing on acceptable terms or at all.

If any of the foregoing risks materialize, our investment in the joint venture could underperform, we could incur losses or impairment charges, and our business, results of operations, financial condition, and cash flows could be materially adversely affected.

Our business operations rely heavily on securing agreements with suppliers for essential materials, equipment, and components which will be used to construct our data center projects.

The execution, termination, expiration, or failure to renew agreements with our suppliers, whether due to unforeseen circumstances, including, but not limited to, supplier insolvency and regulatory changes, pose significant risks to our supply chain. In the event that such agreements are not successfully maintained or replaced, we may encounter difficulties sourcing required materials and components for our data center projects, leading to deployment delays, increased costs, or an inability to meet tenant demand. Any interruption or inability to maintain relationships with current and future suppliers, or failure to secure materials from alternative suppliers could adversely impact our business operations, financial performance, and reputation.

We will need to hire additional skilled employees as we grow and scale up our data center projects, and there is no assurance we will be successful in recruiting, hiring, and training the personnel we need.

There is no assurance that we will be successful in recruiting, hiring, training, and retaining the personnel we need. If we are unable to hire the personnel we need, our ability to achieve our aggressive growth and development milestones could be adversely affected.

We operate in a highly competitive industry, which could reduce our growth opportunities, revenue and operating results.

The data center market is highly competitive and rapidly evolving. Some of our competitors are larger and possess greater financial, marketing, distribution, personnel and other resources than we possess. In addition, our focus on digital infrastructure introduces unique risks due to the high concentration of demand among a small number of potential hyperscaler tenants. We cannot assure that we can successfully maintain a competitive position against these third parties, and if so, our financial performance will be negatively impacted.

AI and Large-scale Language Model, or LLM, infrastructure requirements are changing faster than conventional infrastructure can be developed.

The compute requirements for AI training and inference are scaling exponentially, with current models now requiring tens of megawatts per training cycle and high-throughput, ultra-low latency interconnects between GPUs, memory storage, and cooling systems. If our infrastructure design—particularly with respect to power delivery and cooling configurations—does not keep pace with the technical standards demanded by these workloads, our facilities may be underutilized or obsolete before full occupancy. Furthermore, the advantage of our data center projects may be eroded over time if competitors offer modular or prefabricated solutions with faster time-to-power and we may lose prospective tenants to faster-moving providers.

We may not be able to obtain sufficient water resources for our operations, which could materially impair our operations or impact our ability to expand our operations.

Our operations require significant quantities of water for cooling, steam generation and other processes. The availability of adequate water supplies is essential to the operations and expansion of our project site. Prolonged droughts, changes in precipitation patterns, increased competition for water resources or the implementation of a more stringent regulatory regime regarding water rights and water usage (or changes to such regulatory regime) could limit our ability to obtain sufficient water for our project. If we are unable to secure the necessary water resources, we could be forced to limit our operations. Additionally, increased cost of obtaining and treating water or compliance with other environmental regulations related to water could adversely affect our financial conditions and results of operations.

We may face physical site risks, including severe weather events, environmental conditions, or other disasters which could result in an interruption of our operations, a delay in the completion of our data center projects, higher construction costs and the deferral of the dates on which we could receive revenue, all of which could adversely affect us.

Severe weather, including winter storms, can be destructive, causing construction delays, outages and property damage that require incurring additional expenses. A major weather or geological event affecting our future infrastructure could impair the safety or reliability of our data center projects. Furthermore, our operations could be adversely affected, and our physical facilities could be at risk of damage, should global climate conditions produce, among other conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and severe weather events or abnormal levels of precipitation. In addition, site access or operation could be affected by new environmental protections or public opposition.

Any failure of our physical infrastructure, or acts of theft or vandalism to our physical infrastructure, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing tenants with highly reliable solutions. We must safehouse our tenants’ infrastructure and equipment located in our facilities. Our facilities could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems may not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our facilities and/or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.

The offerings we will provide in each of our facilities are subject to failure resulting from numerous factors, including:

●	human error;

●	equipment failure;

●	physical, electronic and cybersecurity breaches;

●	fire, earthquake, hurricane, flood, tornado and other natural disasters;

●	extreme temperatures;

●	water damage;

●	fiber cuts;

●	power loss;

●	terrorist acts;

●	theft, sabotage and vandalism; and

●	failure of business partners who provide our resale products.

Problems at one or more of our facilities, whether or not within our control, could result in service interruptions or significant equipment damage. Because our facilities may be critical to many of our tenants’ businesses, service interruptions or significant equipment damage in our facilities could also result in lost profits or other indirect or consequential damages to our tenants. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our tenants brings a lawsuit against us as a result of a problem at one of our facilities.

In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our tenants and could consequently impair our ability to obtain and retain tenants, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we are dependent upon energy providers, Internet service providers, telecommunications carriers and other operators, some of which have experienced significant system failures and electrical outages in the past. Our tenants may in the future experience difficulties due to system failures unrelated to our systems and offerings. If, for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.

Our business may be adversely affected by the departure of members of our management team, Board, and key employees.

Our success depends, in large part, on the continued contributions of Will Gray, our Chief Executive Officer and Chairman, Charles Nelson, our President and Chief Operating Officer, our Board, and other key personnel. Although we have employment agreements in place for our executive officers, we cannot assure you that they will remain with us for a specified period. Although we have additional personnel that contribute to our business, the loss of Mr. Gray, Mr. Nelson, our Board, and other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Furthermore, the Company does not have key person life insurance policies in place and must bear sole financial risk of their departures.

Certain of our executive officers and directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Certain of our executive officers and directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities that are in our industry. These executive officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.

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

The techniques used by threat actors change frequently and may be difficult to detect for long periods of time. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly using tools - including artificial intelligence - to evade detection and even remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future cyberattacks or other incidents, or to avoid a materially adverse impact to our systems, information or business. In addition, remote or hybrid working arrangements at our Company, our customers and many third-party providers increase cybersecurity risks due to the challenges associated with managing remote computing assets and the nature of security vulnerabilities that are present in many non-corporate and home networks.

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

In addition, in many jurisdictions, we are subject to privacy and data protection laws and regulations. These laws and regulations are changing rapidly and becoming increasingly complex. The interpretation and application of data protection laws in the U.S., Europe, and elsewhere are uncertain, evolving and may be inconsistent across jurisdictions. Our failure to comply with these laws and regulations could result in legal liability, significant regulator penalties and fines, or impair our reputation in the marketplace.

Risks Related to Regulatory Compliance

The scale of infrastructure planned at our data center projects will require extensive permitting, interconnection, and third-party coordination.

The scope of infrastructure for our data center projects necessitates cooperation with dozens of agencies, vendors, and contractors. A delay or dispute with any one of these counterparties or regulators could cascade into project-wide impacts. Coordinating these layers in parallel, with differing regulatory timelines, creates real risk for budget overruns or missed commercial operation dates.

We face uncertainty and costly compliance with government regulations.

Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local laws and regulations. Changes in laws and regulations can occur and these changes can be difficult to predict. New laws or regulations, or more stringent enforcement of existing laws or regulations, could adversely affect our business, financial condition and results of operations.

In particular, our operations in Texas, including our TCDC project, are subject to evolving regulations, including Senate Bill 6 (“SB 6”), which may increase our costs and operational complexity. SB 6 imposes new requirements on “large load” customers (defined as facilities drawing 75 megawatts (“MW”) or more). Under SB 6, we may be required, among other things, to share in the costs of transmission upgrades, which were previously socialized across the rate base. While we plan to utilize behind-the-meter generation to mitigate these risks, any regulatory restriction on our ability to interconnect with the Electric Reliability Council of Texas grid could limit our ultimate grid redundancy and make our campus less attractive to hyperscale tenants.

We may be subject to opposition from environmental groups, litigation, or reputational campaigns, which could delay permitting or reduce site flexibility.

Certain types of energy projects (and their associated infrastructure) in the United States frequently face opposition from non-governmental organizations, environmental advocacy coalitions, and some local stakeholders. These groups may challenge proceedings, file administrative appeals, or initiate litigation under various environmental laws, including NEPA, the Clean Water Act, or the Endangered Species Act, as well as challenge government activities granting required environmental permits. Even unsuccessful litigation can delay project timelines, increase legal costs, and discourage investors or tenants.

Furthermore, reputational campaigns in media or political venues—particularly those focused on water usage, emissions from backup gas infrastructure, or perceived AI overreach—may generate public controversy that slows permitting or discourages tenant commitments.

In addition, future phases of our data center projects may interact with environmental and public stakeholder processes. Any local opposition or environmental group litigation could restrict our ability to expand or require costly mitigation efforts.

Risks Related to Financing

We will require significant additional capital to construct and complete our data center projects, and we may not be able to secure such financing on time with acceptable terms, or at all, which could cause delays in our construction, lead to inadequate liquidity and increase overall costs.

The capital expenditures we expect to incur as we complete the development of our data center projects will be significant. We currently estimate that the total capital expenditures we will incur to complete the development of our data center projects could exceed $15 billion in the aggregate.

Additional capital may not be available in the amounts required, or on favorable terms. In addition, if any adverse findings are discovered at any stage during the course of our development of our data center projects that would render part of, or all of, our data center projects to be unsuitable or we discover flaws that may decrease the value of our data center projects as collateral for purposes of any financing, then we may not be able to obtain the financing necessary to construct our data center projects on favorable terms, or at all. Furthermore, any adverse changes in power demand that affect the competitiveness of our data center projects or any failure on our part to obtain or comply with necessary permits or approvals may also hinder our ability to obtain necessary additional capital or financing.

Delays in the construction of our data center projects beyond the estimated development period could increase the cost of completion beyond the amounts that we estimate and beyond the then-available proceeds from rent payments from our tenants we expect to receive, which could require us to obtain additional sources of financing to fund our operations until our data center projects are fully completed (which could cause further delays). Moreover, many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including factors such as construction delays and breaches of agreements.

Our ability to obtain financing that may be needed to provide additional funding will depend, in part, on factors beyond our control and there can be no assurances that funding will be available to us on commercial terms or at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have an adverse impact on our business plan and the viability of the relevant project. The failure to obtain any necessary additional funding could cause any or all of our data center projects to be delayed or not be completed. Any delays in construction could prevent us from commencing operations when we anticipate and could prevent us from realizing anticipated cash flows, all of which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, financing requirements, liquidity, prospects and the price of our common stock.

We may be subject to credit risks.

Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and local economies in the geographic areas we serve, including local unemployment rates.

Credit risk also includes the risk that various counterparties that owe us money or product will breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges. The credit risk is then socialized through the exchange central clearinghouse function. While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily. The Dodd-Frank Wall Street Reform and Consumer Protection Act requires broad clearing of financial swap transactions through a central counterparty, which could lead to additional margin requirements that would impact our liquidity.

We may at times have direct credit exposure in our short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets in which any credit losses are socialized to all market participants.

Risks Related to Tenant Concentration and Leasing

Our near-term revenue may be heavily concentrated among a small number of anchor tenants.

Our development strategy will initially be dependent on securing long-term, take-or-pay lease agreements with a limited number of AI hyperscale tenants. While we have engaged in discussions with potential lessees, we have not executed binding lease agreements as of the date hereof. If these parties delay or decline to execute long-term leases, or if terms become unfavorable, it could materially impact our ability to generate revenue and meet financial obligations associated with site development and energy infrastructure.

Failure of any major tenant to perform under its lease could result in material financial losses.

Once executed, our leases are expected to include long-term, take-or-pay structures, under which tenants are obligated to pay base rent and service fees regardless of usage. However, if a tenant defaults, restructures, or declares bankruptcy, we may be unable to enforce full lease payment obligations, particularly if our rights as lessor are contested or if operational performance requirements are not met. Given the scale of infrastructure allocated per tenant, any lease disruption could significantly impair site-level cash flow and cause valuation write-downs on real estate or energy assets.

Our leases may include operational covenants that create performance liability.

Certain tenant agreements may require us to maintain continuous availability of power, cooling, and security infrastructure at service levels that match hyperscale standards (e.g., 99.999% uptime, tiered failover, dedicated thermal recovery). Failure to meet these conditions—due to delays in licensing, gas turbine failures, water shortages, or other force majeure events—could trigger contractual penalties, rent abatements, or early termination rights. These provisions could materially increase our liability exposure even if subleases are nominally long-term and fixed-rate.

Tenant consolidation or vertical integration could reduce long-term leasing demand.

We face risks related to industry consolidation and tenant vertical integration. Major hyperscalers are increasingly seeking to build and own their own infrastructure, including energy generation assets and fully integrated data campuses. If these companies successfully verticalize their power generation and real estate strategies, demand for third-party infrastructure platforms such as ours may decline. In addition, consolidation within the AI sector could result in tenant concentration risk or create new infrastructure monopolies that exclude new entrants like us. This trend may limit our ability to renew leases at market rates or expand existing tenant footprints as intended.

We may be required to offer lease concessions or capital subsidies to secure long-term tenants.

As competition for AI-aligned tenants increases, we may need to provide infrastructure rebates, tenant improvement allowances, or direct capital support for high-density power configurations, cooling corridors, or private substations. These concessions may reduce net effective rent and extend payback periods, particularly in earlier phases of the development where site-wide utilities and redundancy are still being constructed.

We may not achieve tenant adoption at the pace or pricing levels required for financial viability.

Although we are actively negotiating with prospective tenants, there is no guarantee these entities will execute leases with us or maintain full occupancy under our pricing assumptions. Additionally, tenants often have significant bargaining power and may demand capital support, infrastructure rebates, or operational guarantees that may increase our costs or reduce our profitability. A failure to achieve tenant adoption at an adequate pace and at assumed pricing levels may have a material adverse impact on our business prospects, financial condition, results of operations and cash flows.

If we fail to meet certain milestones in any of our leases, including delivery of schematic design documents, delivery of design development documents and construction documents, early access completion, and substantial completion and final completion of the construction of Powered Shells by certain specified deadlines, the tenants may be entitled to substantial liquidated damages that would have a material adverse effect on the financial position and liquidity of the Company. In addition, the tenants may terminate their lease agreements and we may be obligated to repay amounts equal to or in excess of any and all accrued rent credits and other amounts advanced to us in the form of any prepayments or reimbursements, which amounts would be significant. Any such termination and required repayments would likely lead to our insolvency.

Our ability to complete the project milestones is subject to substantial risks, many of which are out of our control. Similar projects have frequently experienced time delays and cost overruns in construction and development as a result of the occurrence of various of these risks, and no assurance can be given that we will not experience similar events, any of which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

Risks Related to Our Governance and Operating Model

Some members of our management team have limited experience in operating a public company.

Some members of our management team, including our executive officers, have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our business’ management and growth. We may need to add additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting to maintain what is required of public companies in the United States. The development and implementation of the standards and controls necessary for us to maintain the level of accounting standards required of a public company in the United States may require greater costs than expected. We could be required to expand our employee base and hire additional employees and advisors to support our operations as a public company, which will increase our operating costs in future periods.

We are subject to outstanding litigation filed by the State of New Mexico, which could result in substantial legal fees or damages and may divert management’s time and attention from our business.

On December 23, 2025, the State of New Mexico and the Oil Conservation Division of the Energy, Minerals and Natural Resources Department of the State of New Mexico filed a civil complaint in the First Judicial District Court of the State of New Mexico (the “New Mexico Litigation”) alleging, among other things, that we engaged in a fraudulent scheme to acquire oil and gas wells in the State of New Mexico and discharge associated environmental liabilities on the State of New Mexico and its taxpayers.

We may incur significant legal and other fees and costs to resolve the New Mexico Litigation. In addition, monitoring and defending against such litigation is time-consuming for management and detracts from our ability to fully focus our internal resources on our business activities. We are not currently able to estimate the possible cost to us from the New Mexico Litigation, as this matter is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We could, in the future, incur an adverse judgment or enter into a settlement for monetary damages as a result of the New Mexico Litigation. During the pendency of our litigation, we may be unable to consummate our contemplated sale of legacy natural gas assets. If the New Mexico Litigation results in the payment of substantial damages by us or our ability to monetize existing assets, it could adversely effect our business, financial condition or results of operations.

Risks Related to Market Conditions and Macroeconomic Factors

Adverse macroeconomic conditions could impair our ability to raise capital or complete development phases.

The success of our data center projects depends on continued access to both equity and project-level debt to fund real estate, energy, and infrastructure development. In the event of economic downturns, financial market volatility, interest rate increases, or reduced investor risk appetite—particularly for real asset or infrastructure investments—we may be unable to secure sufficient capital on acceptable terms or at all. This could result in construction delays, contract renegotiations, or asset impairments, any of which would have a material adverse effect on our business, results of operations and cash flows.

Cost overruns and inflationary pressures could materially increase development and operating costs and impact our capital budget and profitability.

The construction of our data center projects is expected to span multiple years and include capital-intensive civil, electrical, and mechanical engineering work. The prices of steel, concrete, turbine components, piping systems, data center racks, and high-voltage equipment have experienced material inflation in recent years. Similarly, prices for imported materials, equipment and supplies used in our business may also be negatively impacted by tariff policy, which can be inflationary. If inflation or tariffs affect labor rates, raw materials (e.g., steel, concrete), or specialized equipment, our project budgets may increase significantly. Our project budget may escalate due to engineering rework, licensing scope changes, and schedule slippage. Similarly, labor costs for skilled construction workers, electricians, and qualified engineers continue to rise.

If inflation persists or accelerates, the cost to complete our data center projects may exceed our estimates, reducing return on investment and increasing reliance on additional capital raises. While we have incorporated contingency planning into our baseline financial models, these provisions may not be sufficient to cover real-time market variability. Unexpected inflation or commodity price shocks may necessitate budget revisions or additional capital raising.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The United States government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods and products. Changes in United States trade policy have resulted in many United States trading partners adopting responsive trade policies, and additional responsive trade policies could be adopted in the future. These measures could materially increase the costs we incur in developing, deploying and maintaining our reactors, gas turbines and other long-lead time components.

We will depend on a limited number of suppliers, including suppliers of our gas turbines and other long-lead time system components that may be manufactured oversees, to provide us, directly or through other suppliers, with items such as equipment for the construction and development of our data center projects, other components and raw materials. Tariffs on such components would increase our costs to the extent those components are imported into the United States. While a certain portion of the increased costs may be absorbed by certain suppliers, some suppliers may struggle to absorb the increased costs, especially over the long term, potentially leading to supply disruptions or cost pass-throughs to us, which may lead to an increase in our expenditures. Any shortage, delay or component price change from these suppliers, including as a result of changes in exchange rates, taxes or tariffs, could result in sales and installation delays, cancellations and loss of market share. If there are substantial tariffs imposed by the United States on countries from which we import certain of our key products, we may not be able to pass the cost through to our tenants.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our tenants, our suppliers, and the United States economy, which in turn could adversely impact our business, financial condition and results of operations. Our attempts to mitigate potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing and/or increases in the selling prices of some of our products, may not be successful. To the extent that cost increases result in significant increases in our expenditures, or if our price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if our revenues decrease, our business, financial condition or operating results may be adversely affected.

Interest rate fluctuations may increase our cost of capital and reduce profitability.

Our data center projects will utilize a mix of fixed and variable rate financing instruments. Increases in benchmark interest rates, lender spreads, or risk premiums for long-duration infrastructure projects may increase debt service costs, reduce debt availability, or constrain financial flexibility. Rising rates may also reduce the relative attractiveness of our common equity to yield-seeking investors, limiting the success of this offering or future follow-on financings.

Shifts in federal, state, or local policy may affect permitting, taxation, or infrastructure incentives.

Our development strategy is currently supported by a policy environment that encourages energy innovation, U.S.-based manufacturing, and advanced infrastructure deployment. However, changes in political leadership or budget priorities at the federal or state level could result in the rollback of tax credits, delays in Department of Energy funding programs, or new environmental permitting requirements. At the state level, changes in law or interpretation regarding water rights, transmission access, or land use could materially adversely impact the ability of our data center projects to expand or conduct business any of which could materially adversely affect our business.

Sustainability expectations may evolve in ways that affect project costs or tenant commitments.

Sustainability expectations—particularly around carbon neutrality and sustainable water use—may continue to evolve. In the future, certain institutional investors or tenants may require additional certifications, climate audits, or supply chain transparency that increase compliance costs. Failure to meet such expectations could limit tenant participation, equity investment, or long-term valuation.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could adversely affect our business, operating results financial condition and cash flows.

We are subject to various complex and evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. From time to time, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws. Any change or modification of current tax laws, any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the U.S. Internal Revenue Service or other tax authorities could increase our future tax liabilities and adversely affect our business, operating results, financial condition and cash flows.

Risks Relating to Our Legacy Assets

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

We cannot assure you that the projections in the Appraisal Report will prove to be accurate. These projections were prepared for the narrow purpose of illustrating, under certain limited and simplified assumptions, our resources and costs. In addition, because of the subjective judgments and inherent uncertainties of projections and because the projections are based on a number of assumptions that are subject to significant uncertainties and contingencies beyond our control, there can be no assurance that the projections or conclusions derived therefrom will be realized. The possibility of not finding reserves is an intrinsic risk of our business. Accordingly, you may lose some or all of your investment, particularly to the extent that these projections or conclusions are not ultimately realized.

We face uncertainty and costly compliance with government regulations with respect to our Legacy Assets.

United States rules and regulations affecting the oil and gas industry and helium production, transportation, and processing is under constant review for amendment or expansion. Such rules include environmental, health and safety laws such as the Clean Air Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Clean Water Act, the Pipeline and Hazardous Materials Safety Administration rules, the Emergency Planning and Community Right-to-Know Act, the Occupational Health and Safety Act, and NEPA, amongst others (and their state counterparts). In addition, numerous departments, governmental entities, and agencies (federal, state, local, and tribunal) are authorized by statue to issue, and have issued, rules and regulations applicable to our industry. Such rules and regulations, among other things, require permits and may prevent certain activities or increase fees related to our industry. Compliance with applicable laws and any state or local statute is critical. Although we believe that we are in compliance with applicable statutes, there can be no assurance that, should the relevant regulatory authorities amend their guidelines or impose more stringent interpretations of current laws or regulations, we would be able to comply with these new guidelines. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformation of our products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated. Additionally, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or diversion of resources from our revenue-generating activities, resulting in decreased profitability. Our failure to comply with these current and new regulations could lead to the imposition of significant penalties or claims, limit the production or marketing of any non-compliant products or advertising and could negatively impact our financial performance.

We operate on federal and state lands, which have rules and regulations related to our business and require us to pay royalties, which may adversely affect our operations.

The operation of our wells on federal and state lands are subject to additional regulations under the Bureau of Land Management, an agency within the United States Department of the Interior responsible for administering U.S. federal lands (the “BLM”), the New Mexico Oil Conservation Division, (the “NMOCD”), as well as the New Mexico State Land office (“NMSLO”). Although we are currently operating these leases on these lands and expect to be able to continue such production, additional delays, costs, and restrictions may be added to these leases in the future by these agencies. For example, we began legally operating eighteen State leases assigned to us by another entity in September of 2020. However, the NMSLO did not transfer these leases into our name initially. This finally occurred on February 1, 2023.

The Company is currently in negotiations with the BLM to determine the royalty rate at which the Company will compensate the BLM for helium produced on the BLM’s federal land. The U.S. government requires an established royalty rate prior to any helium production pursuant to the BLM’s arrangements with NUAI. The BLM does not prohibit NUAI from producing helium due to the U.S. Government’s stance on its involvement in helium as further defined in the Helium Stewardship Act of 2013, but does require an established royalty rate prior to any helium production. Based on discussions with the BLM and royalty rates applied to other helium producers, we estimate that the royalties that BLM will charge us will be approximately 12.5% of the gross proceeds for refined gaseous helium, or 10% for refined liquid helium gross proceeds from third-party sales, but we cannot assure you that the actual royalty rates charged from us will be those mentioned above.

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

Our business is subject to many rules and regulations regarding the storage, handling, and disposal of waste and the remediation of environmental pollution. These laws, and their implementing rules, require minimization of pollution, monitoring, reporting, recordkeeping requirements, and other operational constraints. New Mexico has been particularly active in the regulation of produced water. Over the past two years, New Mexico has issued new regulations regarding permit conditions, oversight, and enforcement related to injection wells used for disposal of produced water. New Mexico also has a produced water research consortium looking at issues related to this area. In addition, new potential rules are expected in New Mexico on reuse and recycling and a website has been set up to monitor activity with regards to this. Seismic activity induced by injection wells also are limiting the amount of material that can be disposed of in the well or limiting the ability to obtain new wells. New Mexico placed stricter rules on injection wells after seismic activity in New Mexico. Currently, our liquid wastewater from our oil and gas wells is disposed of in an injection well on a site that we once operated. We have the contractual right to continue the use of that disposal well, the LL&E B Federal #5 API 30-005-63751, until June 30, 2025. Once this expiration date occurs, the company will work with the existing owner of the LL&E B to contract for the disposal of certain volumes at commercial rates. Additionally, other 3rd party disposal facilities exist within the Pecos Slope providing the company options as to its water disposal needs. Ideally, the company will work with certain regulatory agencies regarding the possibility of converting existing gas wells that are classified as non-economic due to reservoir depletion and convert the well for the purpose of disposing of produced water is one possible solution to add disposal capacity but there is no assurance that either State or Federal Regulatory Agencies would approve such a conversion. The inability to dispose of our produced wastewater at the existing site or at other sites in the future could limit or curtail our ability to operate our oil and gas wells.

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

We currently do not expect to operate in areas impacting waters of the United States (“WOTUS”), which would increase regulation, reporting, and potential need for permits from the U.S. Army Corps of Engineers. The definition of WOTUS has been in flux since the definition was vacated by the federal district court in 2021. In 2023, the Supreme Court ruled on this issue. In response, the Environmental Protection Agency amended its definition to comport with the ruling. It is using the new definition in some states (New Mexico is included) and using the old definition in others. We currently believe that this new rule will not impact our operations, but the acquisition of new properties could be impacted, and it also is not yet known how this rule will be used in practice because it is so new.

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

As a result of our remaining oil and gas leases, we are subject to environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

We and our leased oil and gas operations and properties are subject to laws and regulations governing health and safety, the discharge of pollutants into the environment or otherwise relating to health, safety and environmental protection requirements in the locations where we operate. These laws and regulations may impose numerous obligations that are applicable to us, including acquisition of a permit or other approval before conducting regulated activities; restrictions on the types, quantities and concentrations of materials that can be released into the environment; limitation or prohibition of operating activities in environmentally sensitive areas; imposition of specific health and safety standards addressing worker protection from work related health and safety risks; imposition of certain zoning, building code and energy-efficiency standards for the sites at which we operate; and imposition of significant liabilities for pollution, including investigation, remedial and clean-up costs. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations, among other sanctions, that could have a material adverse effect on our financial position, results of operations and cash flows. Certain environmental laws may impose strict, joint and several liabilities for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise related into the environment, including at current or former properties owned, leased, or operated by us or at offsite disposal facilities, even under circumstances where the hazardous substances were released by prior owners or operators, or the activities conducted and from which a release emanated complied with applicable law. Failure to obtain, secure renewal of, or maintain, permits or the imposition of further restrictions of our existing permits could have a material adverse effect on our business.

The regulatory and legislative developments related to climate change may materially adversely affect our reputation, business, results of operations and financial position.

A number of governments have enacted, or are contemplating legislative or regulatory changes, in response to climate change and its potential impacts. Such legislation and/or increased regulation regarding climate change could restrict our operations and impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Given the current uncertainty around climate change-related legislation and regulations, we cannot predict how this will affect our financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential contribution to climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could have a material adverse effect on our financial position, results of operations, and ultimate cash flow.

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

On March 4, 2025, the Company received a letter from Nasdaq which notified the Company that, for 30 consecutive business days, the Company’s market value of listed securities (“MVLS”) closed below the $50 million MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

On October 10, 2025, Nasdaq notified the Company that it had cured the deficiency under the MVLS Rule, and the Company is now in compliance with all applicable continued listing standards. The Company continues to monitor its market value of listed securities (“MVLS”) to ensure ongoing compliance with Nasdaq requirements and remains committed to maintaining the listing of its securities on The Nasdaq Stock Market. However, there can be no assurance that the Company will continue to meet all of Nasdaq’s listing standards, that it will avoid future notices of deficiency, or that Nasdaq will not take further listing action.

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

Our outstanding Tradeable Warrants (as defined herein) will become exercisable in accordance with the terms of the respective warrant agreements governing those securities. To the extent such Tradeable Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Tradeable Warrants may be exercised could adversely affect the market price of Common Stock.

In addition, on February 1, 2026, the Company entered into an Amended and Restated Consent and Waiver (the “Amended Waiver”) with ATW AI Infrastructure LLC (the “Investor”) pursuant to which the Investor agreed to partially waive the anti-dilution provisions of the First Tranche Warrant and Second Tranche Warrant (the “Investor Warrants”) such that the exercise prices of the First Tranche Warrant and Second Tranche Warrant were each adjusted down solely to $2.00. As a result of the anti-dilution adjustments in the Investor Warrants, as modified by the Amended Waiver, the number of shares of Common Stock of the Company issuable pursuant to the First Tranche Warrant total 5.5 million shares and the number of shares of Common Stock issuable pursuant to the Second Tranche Warrant total 10.7 million shares. As of the Record Date, 3,084,600 Investor Warrants have been exercised for shares of Common Stock.

The issuance of Common Stock to SharonAI, Inc. will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. Further, we may not be able to satisfy our payment obligations to SharonAI, Inc.

On January 16, 2026, we acquired SharonAI, Inc.’s (“SharonAI”) equity interests in TCDC pursuant to the Membership Interest Purchase Agreement (the “SharonAI Purchase Agreement”), dated as of January 16, 2026, by and between the Company and SharonAI, for an aggregate purchase price of $70 million, of which (a) $10 million is payable in cash, (b) $10 million is payable in equity securities to be issued in connection with the Company’s next equity financing transaction, and (c) $50 million is payable in the form of a senior secured convertible promissory note (the “Convertible Note”). The entirety of the acquisition consideration is subject to a 19.99% ownership cap.

The Convertible Note matures on June 30, 2026 and has an interest rate of 10% per annum payable on the maturity date in cash. The Convertible Note is secured by the Company’s ownership in TCDC and the assets of TCDC. SharonAI may convert 20% of the Convertible Note into shares of the Company’s Common Stock at a conversion price equal to the 30-day volume-weighted average price of the Common Stock prior to the conversion date. The conversion price for the Convertible Note has a floor of 20% of the market price on the closing date of the Purchase Agreement. Based on the closing share price of $4.33 on January 16, 2026, the maximum number of shares of Common Stock issuable pursuant to the Convertible Note, assuming a floor price of $0.87, is approximately 11.5 million shares, which, together with the $10 million payable in equity securities in the Company’s next equity financing transaction, would result in significant dilution to our stockholders.

Additionally, if we do not obtain stockholder approval to issue Common Stock in connection with the SharonAI Purchase Agreement, we would not be able to pay the portion of the acquisition consideration that is due and payable in shares of Common Stock to the extent such issuances would equal or exceed the 20% share ownership limitation imposed by Nasdaq (the “Share Cap”). In such event, the SharonAI Purchase Agreement requires us to satisfy the remaining payment in cash in an amount equal to the difference between (i) the fair market value of the securities that SharonAI would have been issued but for the Share Cap, minus (ii) the fair market value of all of the securities that actually were issued to SharonAI. It is possible that we would need to raise additional funding if we are required to make such payments in cash. Such additional funding may not be available to us on acceptable terms, or at all, and we may be subject to certain contractual restrictions on raising capital. In the event we are unable to raise the cash required to make such payments, we could default on the Convertible Note and all amounts owed thereunder may become due and payable.

We may sell additional equity or debt securities which may result in dilution to our stockholders.

We expect that significant additional capital will be needed in the future to continue our planned operations and we may seek additional funding through a combination of equity offerings and debt financings. On January 23, 2026, we filed a shelf registration statement on Form S-3 (File No. 333-292892) with the SEC, which was declared effective on January 30, 2026 (the “Registration Statement”). The Registration Statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings in an aggregate amount of up to $350 million. The Registration Statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. Any sale or issuance of securities pursuant to the Registration Statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline.

All agreements governing our outstanding Tradeable Warrants contain exclusive forum clauses, which could limit a warrant holder’s ability to obtain a favorable judicial forum for disputes arising under the applicable warrant agreement.

The Warrant Agreement, dated November 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (the “Warrant Agreement”) for the Tradeable Warrants provides that, subject to applicable law, (i) any action, proceeding or claim against us or the warrant agent arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the Tradeable Warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the Tradeable Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

Similarly, the Tradeable Warrants contain provisions stating that the construction, validity, interpretation and performance of the Tradeable Warrants are governed by the laws of the State of Nevada and that the Company submits to the exclusive jurisdiction of the state and federal courts sitting in Clark County, Nevada, or the adjudication of any dispute under the Tradeable Warrants or in connection with any transaction contemplated by the Tradeable Warrants.

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

Your unexpired Tradeable Warrants may be redeemed prior to their exercise at a time that may be disadvantageous to you, thereby making your Tradeable Warrants worthless.

We have the ability to redeem outstanding Tradeable Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) on each of twenty (20) trading days within any thirty (30) trading day period commencing after the Tradeable Warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is given and provided that there is an effective registration statement covering the shares of Common Stock issuable upon exercise of the Tradeable Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption we have elected to require the exercise of the Tradeable Warrants on a cashless basis. If and when the Tradeable Warrants become redeemable, we may not exercise such redemption right if the issuance of shares of the Common Stock upon exercise of the Tradeable Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. Redemption of the outstanding Tradeable Warrants could force you to: (i) exercise your Tradeable Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your Tradeable Warrants at the then-current market price when you might otherwise wish to hold your Tradeable Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Tradeable Warrants are called for redemption, is likely to be substantially less than the market value of your Tradeable Warrants.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company relies heavily on its information systems, and the availability and integrity of these systems is essential to conducting its business and operations. The Company faces various security threats, including cybersecurity threats, to gain unauthorized access to its sensitive information or to render its information or systems unusable, and threats to the security of its facilities and infrastructure or third-party facilities and infrastructure. This risk may be heightened as a result of an increased remote working environment, similar to the one created by the COVID-19 outbreak in 2020. The potential for such security threats subjects its operations to increased risks that could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

The Company is in the process of developing an information security program to address risks from cybersecurity threats. Management plans to engage a reputable third party with the appropriate expertise in information technology (“IT”) and cybersecurity to develop these programs.

The Company may not be able to fully, continuously, and effectively implement appropriate security controls as intended. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Governance

Our Board of Directors (the “Board”) is responsible for the oversight of cybersecurity risk management. The Board may assign this oversight a committee of the Board.

The Company’s senior leadership is responsible for developing appropriate cybersecurity programs, including as may be required by applicable law or regulation. During this process, these individuals may utilize third parties with the appropriate expertise in IT and cybersecurity to develop these programs.

Item 2. Properties.

We currently utilize office space at 200 N. Loraine Street, Suite 1324, Midland Texas 79701. This lease commenced on February 23, 2026 and will terminate on February 22, 2027.

We currently own or lease certain property in support of our data center and digital infrastructure projects, including approximately 438 acres in Ector County, Texas, for the development of TCDC’s multi-phase, multi-gigawatt AI and HPC campus, and the option to acquire approximately 3,500 acres in Lea County, New Mexico, for the development of a large scale AI data center campus.

In 2025, we owned and operated 137,000 acres in Southeast New Mexico and had 15,097 MMcfe of proved hydrocarbon. These reserves are strategically located, just 20 miles north of Roswell, New Mexico and no more than 550 miles away from six out of the seven helium liquefication plants in the United States. The reserves are also located next to El Paso National Gas Facility, a pipeline system owned by Kinder Morgan that transports for natural gas suppliers to end users.

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

On December 23, 2025, the State of New Mexico filed a lawsuit against the Company and other parties, including Chief Executive Officer E. Will Gray II, in the First Judicial District Court for Santa Fe County (“New Mexico Litigation”).  The complaint alleges several causes of action, including for unjust enrichment, violations of the New Mexico Oil and Gas Act, violations of the Uniform Voidable Transactions Act, Fraud Against Taxpayers Act, civil conspiracy, and veil piercing, and seeks, among other relief, damages, civil penalties, costs, and attorneys’ fees.  The New Mexico Litigation was stayed shortly after it was initiated because of the ongoing bankruptcy proceedings for several unrelated defendants.  The case is in its early stages and will remain in abeyance until the bankruptcy court lifts the stay.

In response to the New Mexico Litigation and reports by purported short sellers on subject matters similar to those alleged in the lawsuit, the independent members of the Board promptly initiated and conducted an internal investigation into the allegations, with the assistance of independent outside counsel. The investigation considered, among other things, the State of New Mexico’s allegations that the Company’s subsidiary, Solis Partners, LLC, and the Company’s Chief Executive Officer, Mr. Gray, tried to place the burden of plugging, abandoning, and reclaiming numerous oil and gas wells owned by Acacia Resources, LLC on the State of New Mexico. The investigation included review of documents and many interviews. No limits were placed on the scope of the investigation. The investigation found no facts supporting the allegations of wrongdoing in the short seller reports or the New Mexico Litigation by Solis Partners, LLC, Mr. Gray, the Company, or any entities associated with Mr. Gray.

We may incur significant legal and other fees and costs to resolve the New Mexico Litigation. We are not currently able to estimate the possible cost to us from the New Mexico Litigation, as this matter is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We could, in the future, incur an adverse judgment or enter into a settlement for monetary damages as a result of the New Mexico Litigation. During the pendency of our litigation, we may be unable to consummate our contemplated sale of legacy natural gas assets. If the New Mexico Litigation results in the payment of substantial damages by us or our ability to monetize existing assets, it could adversely affect our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Tradeable Warrants are currently listed on the Nasdaq Global Market (“Nasdaq”) under the symbols “NUAI” and “NUAIW,” respectively.

Holders of Record

As of March 4, 2026, there were 91 holders of record of our Common Stock and 14 holders of record of our Tradeable Warrants. The actual number of stockholders of our Common Stock and the actual number of holders of our Tradeable Warrants is greater than the number of record holders and includes holders of our Common Stock or Tradeable Warrants whose shares of Common Stock or Tradeable Warrants are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Provided below in tabular format is information as of December 31, 2025, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	$665,000	$0.5349	$170,895
Equity compensation plans not approved by stockholders	$-	$-	-
Total	$665,000	$0.5349	170,895

On January 1, 2026, the shares under the Equity Compensation Plan increased 2,672,459 as an automatic 5% increase based on shares outstanding as of December 31, 2025.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None except as previously disclosed on a Current Report on Form 8-K.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of New Era Energy & Digital, Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, New Era Helium, Inc. (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

Business Overview and Strategy

New Era Energy & Digital, Inc. was initially incorporated in the State of Delaware on November 5, 2020 under the name Roth CH Acquisition V Co., which was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Roth CH Acquisition V Co. consummated an initial public offering, after which its securities began trading on the Nasdaq on December 1, 2021. In December 2024, Roth CH Acquisition V Co. merged with and into Roth CH V Holdings, Inc., a Nevada corporation and a wholly owned subsidiary of Roth CH Acquisition V Co., formed on June 24, 2024, for the sole purpose of reincorporating Roth CH Acquisition V Co. into the State of Nevada, with Roth CH V Holdings, Inc. surviving such merger.

Immediately following the reincorporation, the Company completed its business combination (the “Business Combination”) with New Era Helium Corp., a Nevada corporation, pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated as of January 3, 2024 (as amended on June 5, 2024, August 8, 2024, September 11, 2024, and September 30, 2024, the “BCA”), by and among New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Holdings, Inc., and Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Roth CH Acquisition V Co. The Company subsequently changed its name to “New Era Helium, Inc.” and later to “New Era Energy & Digital, Inc.”

We are a vertically-integrated developer and operator of next-generation digital infrastructure and integrated power assets accelerating speed-to-power for advanced AI hyperscalers. In the second half of 2025, we executed a strategic pivot from our legacy natural gas operations to focus exclusively on developing data center campuses where power, land, and connectivity can be assembled and delivered on accelerated timelines. Our mission is to deliver speed-to-power by converging behind-the-meter power flexibility with data center development capabilities. Our primary strategy is to aggregate and entitle “Powered Land” and to develop “Powered Shells” and build-to-suit assets in power-advantaged markets, beginning with the Permian Basin, which benefits from energy abundance, regulatory clarity, and fiber connectivity.

We are initially focused on our flagship project, TCDC, a 438-acre campus in Ector County, Texas, designed to support over 1 GW of potential compute capacity through phased development, with projected power delivery beginning as early as the end of 2027. We believe our proximity to major natural gas pipelines, fiber networks and CO2 pipelines will provide us with the ability to serve our customers lower transmission costs and best-in-class uptime for purposes of reliably generating AI compute to capitalize on the AI revolution. We intend to execute through partnering across engineering, construction, procurement, power generation and sustainability with a world-class developer partner to provide our hyperscaler tenants with certainty of execution and speed-to-power.

Our principal executive offices are located at 200 N. Loraine Street, Suite 1324, Midland, TX 79701, and our phone number is (432) 695-6997. Our website is www.newerainfra.ai. Information found on or accessible through our website is not incorporated by reference into this prospectus and should not be considered part of this prospectus.

Recent Developments

SharonAI Purchase Agreement

On January 21, 2025, we entered into a Limited Liability Company Agreement (the “LLC Agreement”) with SharonAI for the creation of TCDC as a joint venture of the Company and SharonAI (the “Joint Venture”). Pursuant to the terms of the LLC Agreement, the purpose of the Joint Venture was to engage in (i) the purchase, building, and development of a site in Texas with an initial 250 MW gas-fired power plant and corresponding data center, (ii) the operation of this site, and (iii) any and all lawful activities necessary or incidental thereto.

The Company made a $75,000 contribution to the Joint Venture on April 16, 2025. On July 16, 2025, the Company made an additional contribution of $750,000. On September 26, 2025, the Company made an additional contribution of $25,000. On November 21, 2025, the Company made an additional contribution of $12,500. For the year ended December 31, 2025, the Company recognized an equity loss of $119,236, representing its 50% share of the joint venture’s net loss of $238,473. The carrying amount of the investment as of December 31, 2025, was $3,631,005.

On January 16, 2026, we acquired the remaining 50% member interest in TCDC, from SharonAI, pursuant to the Membership Interest Purchase Agreement (the “SharonAI Purchase Agreement”), dated as of January 16, 2026, by and between the Company and SharonAI, for an aggregate purchase price of $70 million, of which (a) $10 million is payable in cash, (b) $10 million is payable in equity securities to be issued in connection with the Company’s next equity financing transaction, and (c) $50 million is payable in the form of a senior secured convertible promissory note (the “Convertible Note”). The entirety of the acquisition consideration is subject to a 19.99% ownership cap.

The Convertible Note matures on June 30, 2026 and has an interest rate of 10% per annum payable on the maturity date in cash. The Convertible Note is secured by the Company’s ownership in TCDC and the assets of TCDC. SharonAI may convert 20% of the Convertible Note into shares of the Company’s Common Stock at a conversion price equal to the 30-day volume-weighted average price of the Common Stock prior to the conversion date. The conversion price for the Convertible Note has a floor of 20% of the market price on the closing date of the Purchase Agreement. Based on the closing share price of $4.33 on January 16, 2026, the maximum number of shares of Common Stock issuable pursuant to the Convertible Note, assuming a floor price of $0.87, is approximately 11.5 million shares. The Convertible Note contains customary affirmative and negative covenants of the Company.

Investor Waiver

On February 1, 2026, the Company entered into an Amended and Restated Consent and Waiver (the “Amended Waiver”) with ATW AI Infrastructure LLC (the “Investor”) pursuant to which the Investor agreed to partially waive the anti-dilution provisions of the First Tranche Warrant and Second Tranche Warrant (the “Investor Warrants”) such that the exercise prices of the First Tranche Warrant and Second Tranche Warrant were each adjusted down solely to $2.00. As a result of the anti-dilution adjustments in the Investor Warrants, as modified by the Amended Waiver, the number of shares of Common Stock of the Company issuable pursuant to the First Tranche Warrant total 5.5 million shares and the number of shares of Common Stock issuable pursuant to the Second Tranche Warrant total 10.7 million shares.

The Investor also waived certain provisions of that certain Securities Purchase Agreement, dated December 6, 2024, between the Company and the Investor (the “Securities Purchase Agreement”), relating to restrictions on Variable Rate Transactions (as defined in the Securities Purchase Agreement), additional issuances of equity securities, redemption or payment of cash dividends, and stock splits. The parties agreed to certain administrative updates to the Securities Purchase Agreement including cashless exercise after 75 days from the effective date of the Amended Waiver (solely to the extent a resale registration statement is not effective), registration rights obligations, the provision of a transfer agent instruction letter, and a forced exercise provision granting the Company the right to force exercise of the Investor Warrants assuming certain conditions are met.

Option for Land Acquisition

On February 12, 2026, TCDC entered into a non-binding letter of intent (the “LOI”) with Jones Bros. Dirt & Paving Contractors, Inc. to acquire approximately 54 acres of vacant land located in Odessa, Ector County, Texas for an estimated total purchase price of $3,510,000. As part of the purchase price, TCDC deposited $100,000 as non-refundable earnest money following execution of the LOI. The exclusivity period runs for a period of 90 days following execution of the LOI. If the parties do not execute a mutually acceptable purchase and sale agreement within 30 days of the execution of the LOI, the LOI shall be terminated.

Trends and Other Key Factors Affecting Results of Operations

U.S. Power Demand and Supply Dynamics

The rapid expansion of AI, HPC, and cloud infrastructure, coupled with rising demand from data centers, broad-based electrification, and other emerging electrical needs, has driven record levels of power consumption while domestic electricity providers face significant supply constraints stemming from insufficient new generation capacity and aging infrastructure. We believe we are well positioned to help fill this need by providing consistent baseload generation, in part behind-the-meter to our customers. Powered land is becoming increasingly difficult for hyperscalers to access, and we believe our projects provide “speed-to-power” in a manner differentiated from our peers. However, there can be no assurance that U.S. power demand will continue to grow at current rates, or that advances in technology and efficiency applicable to new or existing power sources will not materially diminish the current trajectory of rising electricity demand.

Artificial Intelligence and Data Center Infrastructure Demand

Our partnerships with hyperscalers will depend, in part, on our ability to identify and secure sites capable of supporting the co-location of power assets and data centers. A decline or slowdown in the deployment of AI infrastructure, a reduction in the power requirements associated with AI workloads, or broader market saturation in the AI sector could adversely affect demand for our solutions and materially impact our business prospects.

Tenant Acquisition and Retention

Our revenue model is heavily dependent on securing multi-GW scale anchor tenants and maintaining long-term power delivery and leasing agreements. Our ability to attract high-credit-quality tenants—particularly large AI developers, hyperscalers, and sovereign compute platforms—is critical to achieving scale and recurring revenues. Changes in customer requirements, economic conditions, or competitive offerings could hinder tenant growth or increase churn risk. Delays in tenant onboarding or renegotiation of terms due to construction timelines may also impact financial performance.

Environmental Stewardship and Community Relations

Although we believe that public support for AI infrastructure remains at acceptable levels, public perception and environmental stewardship remain critical to the long-term viability of our business. Any material shift in local sentiment, changes in federal or state law, organized stakeholder opposition, or heightened perceptions of environmental risk could result in reputational harm or disruptions to our operations.

Geopolitical Environment and Policy Considerations

Energy infrastructure and computing capacity are increasingly viewed through the lens of national security and economic competitiveness. Changes in U.S. energy policy, particularly with respect to land use regulation, artificial intelligence governance, foreign investment review, or export controls, may materially affect our operations. Our ability to navigate this evolving policy landscape, especially as it pertains to the regulatory treatment of nuclear energy, grid resilience, and the designation of critical infrastructure, will be an important factor in our long-term scalability and strategic positioning.

Principal Components of Results of Operations

We operate our business within a single reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions, and assesses operating performance. Management primarily reviews total assets and income (loss) from operations of the single reportable segment.

Revenues, net

Pursuant to the Company’s ongoing oil and gas and helium obligations that existed prior to its strategic pivot, the Company previously sold its oil to a single purchaser on a monthly basis, pursuant to a purchase agreement (the “Oil Purchase Agreement”), at a price based on an index price from the purchaser. The Oil Purchase Agreement with continue on a month-to-month basis thereafter unless and until terminated by the Company or the purchaser with a 30-day advance notice. Oil that is produced from the Company’s wells is stored in tank batteries located on the Company’s lease. When the purchaser’s truck connects to the storage tank and oil enters the truck, control of the oil is transferred to the purchaser, the Company’s obligations are satisfied, and revenue is recognized. During 2025, the Company did not have any oil sales as it disposed of its oil properties in 2024.

We currently sell our natural gas and natural gas liquids to Cimmaron Midstream, formerly known as IACX, (“Cimmaron”) a processor, pursuant to that certain Marketing Agreement, at a price based on an index price from the purchaser, which expired on May 31, 2024. This agreement currently continues on a month-to-month basis unless and until terminated by the Company or the purchaser with a 30-day advance notice. IACX processes our gas for natural gas liquids and other usable components in its facilities. We receive value for our natural gas and any associated natural gas liquids as further defined as hydrocarbons pursuant to the Marketing Agreement. Although the Company produces helium alongside its natural gas, IACX will not compensate us for our helium produced under our existing contract. To date, we have not generated any revenue from the production of helium.

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

Other income and expense

Other income (expenses) primarily consists of interest income and expense, changes in the fair value of derivative instruments, losses associated with the extinguishment of debt, losses from the Company’s investment in a joint venture, and other miscellaneous gains and losses recorded on certain transactions. Interest income relates primarily to interest earned on certificates of deposit associated with operating bonds. Interest expense is primarily associated with interest on outstanding notes. Changes in the fair value of derivative instruments reflect periodic mark-to-market adjustments on derivative assets and liabilities. The loss on debt extinguishment relates to the settlement of certain outstanding obligations during the period. The loss on investment in joint venture represents the Company’s share of results from its joint venture investment. Other income (expense), net consists of miscellaneous gains and losses recorded during the period.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The balance of the Company’s valuation allowance as of $10,003,463 and $2,487,466 for the years ended December 31, 2025 and 2024, respectively.

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

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the statements of operations based on their grant date fair values. The Company periodically issues common stock and common stock options to consultants and directors for various services. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the years ended December 31, 2025 and 2024. We analyze and explain the differences between years in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table sets forth our results of operations for the years presented:

	For the Years Ended December 31,		Variance
	2025	2024	($)	(%)
Revenues, Net
Oil, natural gas, and product sales, net	885,400	532,780	352,620	66.2
Total Revenues, Net	885,400	532,780	352,620	66.2

Costs and expenses
Lease operating expenses	1,228,583	1,179,729	48,854	4.1
Impairment expenses	12,062,639	-	12,062,639	100.0
Depletion, depreciation, amortization, and accretion	910,579	890,372	20,207	2.2
General and administrative expenses	11,186,863	11,195,409	(8,546)	(0.1)
Total costs and expenses	25,388,664	13,265,510	12,123,154	91.4

Loss from operations	(24,503,264)	(12,732,730)	(11,770,534)	92.4

Other income (expenses)
Interest income	135,741	50,951	84,790	166.4
Interest expense	(4,783,376)	(759,300)	(4,024,076)	530.0
Change in fair value of derivative asset	(16,999)	-	(16,999)	(100.0)
Change in fair value of derivative liability	572,193	-	572,193	100.0
Loss on debt extinguishment	(577,008)	-	(577,008)	(100.0)
Loss on investment in Joint Venture	(119,236)	-	(119,236)	(100.0)
Other, net	(293,855)	267,195	(561,050)	(210.0)
Total Other Income (Expenses)	(5,082,540)	(441,154)	(4,641,386)	1,052.1

Loss before income taxes	(29,585,804)	(13,173,884)	(16,411,920)	124.6

Provision for income taxes	-	(608,500)	608,500	(100.0)
Net loss	(29,585,804)	(13,782,384)	(15,803,420)	114.7

Net Revenue by Product Category

The following table summarizes the Company’s net audited consolidated revenues disaggregated by product category:

	December 31, 2025	December 31, 2024
Natural gas	2,516,970	1,336,137
Less gathering and processing	(1,871,492)	(1,084,325)
Natural gas, net	645,478	251,812
NGL	239,922	254,172
Oil	-	26,796
Total revenue, net	885,400	532,780

Natural gas, net represented 72.9% of the revenue for the year ended December 31, 2025, compared to 47.3% for the year ended December 31, 2024, and increased $393,666 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in revenue was primarily due to a $384,000 increase related to a $0.41 per Mcf increase in gas prices net of processing and transportation, and a $10,000 increase related to a 36 MMcf increase in gas sales volumes.

Natural gas liquids (“NGLs”) represented 27.1% of the revenue for the year ended December 31, 2025, compared to 47.7% for the year ended December 31, 2024, and decreased $14,250 for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in revenue was primarily due to a $34,000 decrease related to a $7.24 per Bbl decrease in NGL prices, partially offset by a $20,000 increase related to a 343 Bbl increase in NGL sales volumes.

No revenue was generated from oil sales for the year ended December 31, 2025, compared to 5% for the year ended December 31, 2024, and decreased $26,796 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This decrease was due to the sale of the Company’s oil properties during 2024.

Operating Expenses

	For the Years Ended December 31,		Variance
	2025	2024	($)	(%)
Costs and expenses
Lease operating expenses	1,228,583	1,179,729	48,854	4.1
Impairment expenses	12,062,639	-	12,062,639	100.0
Depletion, depreciation, amortization, and accretion	910,579	890,372	20,207	2.3
General and administrative expenses	11,186,863	11,195,409	(8,546)	(0.1)
Total costs and expenses	25,388,664	13,265,510	12,123,154	91.4

The Company experienced an overall increase in operating expenses of $12,123,154 for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Lease operating expenses increased $48,854 for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to a $130,000 increase related to road and location repair work, $120,000 increase related to the amortization of a standby retainer, consulting, and services agreement, a $98,000 increase in severance tax expense related to an audit of severance tax report in 2020 - 2022 and associated adjustments related to the findings, partially offset by a $272,000 decrease in workover costs.

Impairment expenses increased $12,062,639 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to a $6,732,000 impairment of oil and gas properties as a result of a ceiling test failure, a $5,330,000 impairment of the gas processing plant.

Depletion, depreciation, amortization and accretion increased $20,207 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. a $57,000 increase in accretion expense associated with asset retirement obligations, a $28,000 increase in depletion expense due to a 36 MMcfe increase in sales volumes, and a $18,000 increase in depreciation expense associated with the purchase of equipment during 2025, partially offset by an $82,000 decrease in depletion expense related to a decrease in the depletion rate.

General and administrative costs decreased $8,546 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to a $5,918,000 decrease in equity compensation, a $166,000 decrease for to non-employee compensation related to disposition of Company oil and gas properties, partially offset by a $1,656,000 increase in public relations and market costs, a $1,193,000 increase in legal fees, a $765,000 increase in director and officer insurance, a $684,000 increase in employee compensation and benefits, a $586,000 increase in professional fees primarily association with exchange and filing related costs, $479,000 increase in consulting costs, a $463,000 increase in bad debt expense, and a $249,000 increase in board member compensation.

Other (Expense) Income

	For the Years Ended December 31,		Variance
	2025	2024	($)	(%)
Other income (expenses)
Interest income	135,741	50,951	84,790	166.4
Interest expense	(4,783,376)	(759,300)	(4,024,076)	530.0
Change in fair value of derivative asset	(16,999)	-	(16,999)	(100.0)
Change in fair value of derivative liability	572,193	-	572,193	100.0
Loss on Debt Extinguishment	(577,008)	-	(577,008)	(100.0)
Loss on investment in Joint Venture	(119,236)	-	(119,236)	(100.0)
Other, net	(293,855)	267,195	(561,050)	(210.0)
Total Other Income (Expenses)	(5,082,540)	(441,154)	(4,641,386)	1,052.1

Interest income increased $84,790 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Aventus Properties is controlled by Joel Solis, a former director of the Company. This increase was primarily due to interest earned on a note issued by the Company to Aventus Properties on October 23, 2025. This note was repaid on December 8, 2025.

Interest expense increased $4,024,076 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. this increase was primarily due to a $4,120,000 increase related to the convertible note interest, deferral fees and amortization of debt discount and debt issuance cost, and a $160,000 increase related to interest expense associated with excise and withholding taxes, partially offset by a $165,000 decrease related to interest expense associated with the 10% convertible debentures issued to certain investors as part of several bridge financing rounds in 2024 (the “Bridge Financing Debentures”), and a $64,000 decrease related to the promissory note held by Beaufort Acquisitions, Inc. (the “Beaufort Acquisitions Note”). Both the Bridge Financing Debentures and the Beaufort Acquisitions Note were paid off in December 2024.

The remaining other expense, net increased $702,100 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily due to a $577,000 loss on the extinguishment of the convertible note, a $294,000 increase related to penalties and interest on late payment of withholding and excise taxes, a $267,000 decrease in fees to operate properties charged to the purchaser of certain properties, previously owned by the Company, located in Chaves County, New Mexico that were sold effective July 2023, a $119,000 loss related to the Company’s ownership in a joint venture, partially offset by a $555,000 decrease related to changes in fair value of derivative assets and liabilities.

Liquidity and Capital Resources

Going Concern

Our cash and cash equivalents are not sufficient to fund our planned operations for a period of at least one year from the date these financial statements are issued. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund our ongoing operations and capital needs. There is no assurance, however, that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. These conditions raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

We are currently focused in the near-term on using our available liquidity for the development of our flagship data center project, TCDC. We expect our liquidity to be supported by a diversified mix of debt and equity capital, including project financing for the buildout of our flagship project as well as tenant prepayments and advances, strategic equity investments and government grants. Although we plan to fund near-term development activity through a combination of these methods, there can be no assurance that such capital will be available in the amounts required or on favorable terms. Access to financing may be constrained by changes in macroeconomic conditions, increases in interest rates, customer-specific credit risks, regulatory shifts, or other market factors beyond our control.

On January 23, 2026, we filed a shelf registration statement on Form S-3 (File No. 333-292892) with the SEC, which was declared effective on January 30, 2026 (the “Registration Statement”). The Registration Statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings in an aggregate amount of up to $350 million. The Registration Statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

In February and March 2026, we issued 3,284,600 shares of Common Stock underlying the First Tranche Warrant to the Investor at an exercise price of $2.00 per share for total proceeds of $6,569,200.

We may also experience delays in construction that extend beyond our estimated development timeline. Prolonged development periods could increase project costs beyond budgeted amounts and reduce the availability of construction loans from project partners or third party financing sources during interim periods. Any such timing misalignments could necessitate additional bridge capital or contingency financing, which may not be available on acceptable terms, or at all. Furthermore, unanticipated events—such as permitting delays, failure to secure required regulatory approvals, or force majeure events—could result in liquidity shortfalls or force us to amend our capital plan.

Market conditions may also affect our ability to raise capital. For example, credit providers or their regulators may shift policy away from funding projects involving nuclear generation assets, or may reduce exposure to long-duration infrastructure development with extended pre-revenue periods. Even if financing is available, we may be required to accept unfavorable terms, including higher cost of capital, restrictive covenants, or equity dilution, all of which could impair our ability to execute our business plan. If we are unable to raise capital in the amounts, timing, or terms we expect, we may be forced to delay capital expenditures, amend or terminate our purchase commitments for long-lead materials or surrender assets pledged as collateral under our financing agreements in order to preserve liquidity, which could materially extend our development timeline and delay one or more phases of our projects, preventing us from achieving planned operational and financial milestones within the anticipated timeframe.

Additionally, if we do not obtain stockholder approval to issue Common Stock in connection with the SharonAI Purchase Agreement, we would not be able to pay the portion of the acquisition consideration that is due and payable in shares of Common Stock to the extent such issuances would equal or exceed the 20% share ownership limitation imposed by Nasdaq (the “Share Cap”). In such event, the SharonAI Purchase Agreement requires us to satisfy the remaining payment in cash in an amount equal to the difference between (i) the fair market value of the securities that SharonAI would have been issued but for the Share Cap, minus (ii) the fair market value of all of the securities that actually were issued to SharonAI. It is possible that we would need to raise additional funding if we are required to make such payments in cash. Such additional funding may not be available to us on acceptable terms, or at all, and we may be subject to certain contractual restrictions on raising capital. In the event we are unable to raise the cash required to make such payments, we could default on the Convertible Note and all amounts owed thereunder may become due and payable.

Planned Use of Capital

The capital expenditures we expect to incur as we complete the development of our flagship project will be significant. We currently estimate that the total capital expenditures we will incur to complete the development of our flagship project could exceed $15 billion, excluding amounts expected to be financed by our tenants of which approximately $50 million to $300 million is expected to be incurred in the next twelve months across all phases. These near-term expenditures are expected to be funded through a combination of tenant prepayments, project-level debt financing, and strategic equity capital. Required capital expenditures are difficult to estimate with precision and will depend on final tenant composition, generation mix, supply chain dynamics, and site optimization decisions.

Uses and Availability of Funds

We recorded a net loss of $29,585,804 for the year ended December 31, 2025, and net loss of $13,782,384 for the year ended December 31, 2024. As of December 31, 2025, we had a working capital of $2,545,098 and a cash balance of $1,202,728.

Historically, our primary sources of liquidity have been cash received from oil, natural gas, and product sales, contributions from members, and borrowings. Management’s assessment of the entity’s ability to continue as a going concern involves making a judgement, at a particular point in time, about inherently uncertain future outcomes of events or conditions.

Any judgment about the future is based on information available at the time at which the judgment is made. Subsequent events may result in outcomes that are inconsistent with judgments that were reasonable at the time they were made. Management has taken into account the following:

a.	Our financial position; and

b.	The risks facing us that could impact liquidity and capital adequacy.

Our future capital requirements will depend on many factors, including the our revenue growth rate and the timing and extent of spending to support further sales and marketing efforts. We currently expect to require approximately $73.9 million over the next twelve months, including $9.85 million payable by March 31, 2026 and up to an additional $50.0 million payable by June 30, 2026 related to outstanding financing arrangements. We also expect to incur approximately $10.0 million in general and administrative expenses and approximately $3.9 million of other costs. Upon executing binding term sheets or definitive agreements with data center users, these costs may increase materially.

We cannot provide any assurance that additional financing will be available to it on commercially acceptable terms, if at all. If we are unable to raise additional capital, our business, results of operations and financial condition could be materially and adversely affected.

As a result, in connection with the our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through the twelve months following the issuance date of the December 31, 2025 consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of liabilities that might result should we be unable to continue as a going concern.

Cash Flows

Cash flows for the years ended December 31, 2025 and 2024

The following table summarizes our cash flow activity for the periods presented:

	For the Years Ended December 31,
	2025	2024
Cash Provided by (Used in)
Operating Activities	(11,699,112)	(5,349,948)
Investing Activities	(5,363,624)	(533,054)
Financing Activities	17,211,720	6,816,736
Net increase in cash and cash equivalents	148,984	933,734

Net cash used in operating activities

Operating activities used cash of $11,699,112 for the year ended December 31, 2025, primarily due to an increase in our net loss for the year offset by changes in non-cash adjustments including impairment expense and amortization of debt discount and debt issuance costs.

Operating activities used cash of $5,349,948 for the year ended December 31, 2024, primarily due to a gain on sale of assets offset by stock-based compensation.

Net cash used in investing activities

Investing activities provided cash of $5,363,624 for the year ended December 31, 2025, related to the investment in the Joint Venture and purchase of property, plant and equipment and the purchase of interest in oil and natural gas properties.

Investing activities used cash of $533,054 for the year ended December 31, 2024, related to the purchasing of property, plant and equipment offset by proceeds from the sale of interest in oil and natural gas properties and proceeds from the sale of restricted investments.

Net cash provided by financing activities

Financing activities used cash of $17,211,720 for the year ended December 31, 2025, primarily related to proceeds from proceeds from the convertible note and issuance of common stock offset by repayment of notes payable and repayment of the convertible note.

Financing activities provided cash of $6,816,736 for the year ended December 31, 2024, primarily related to proceeds from bridge financing, proceeds from the convertible note, and issuance of common stock offset by repayment to related party.

Seasonality

We typically do not experience seasonality in our operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in the ASU are effective for public business entities for annual periods beginning after December 31, 2024 on a prospective basis. The Company adopted this guidance during the current fiscal year and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Critical Accounting Estimates

The Company prepares its consolidated financial statements for inclusion in this Report in accordance with generally accepted accounting principles in the United States (“GAAP”). See Note 2 of Notes to Consolidated Financial Statements. The following is a discussion of the Company’s most critical accounting estimates, judgments and uncertainties that are inherent in the Company’s application of GAAP.

Reserves.

The Company’s proved reserve information as of December 31, 2025 and 2024 was prepared by MKM Engineering, independent reservoir engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. The Company’s estimates of proved reserves materially impact depreciation, depletion and amortization (“DD&A”) expense. If the estimates of proved reserves decline, the rate at which the Company records DD&A expense will increase, reducing future net income. Such a decline may result from lower commodity prices, which may make it uneconomical to drill for and produce higher cost fields. Under the full cost method of accounting, the Company performs a quarterly ceiling test in accordance with SEC Regulation S-X Rule 4-10. The ceiling test limits the net capitalized costs of oil and gas properties to the present value (PV-10) of estimated future net revenues from proved reserves, based on SEC-prescribed commodity prices, adjusted for discounted asset retirement obligations and income taxes. The calculation requires significant estimates and assumptions, including reserve quantities, future production timing, future operating and development costs and commodity prices. Declines in proved reserve estimates, reductions in projected future net revenues or other adverse changes in the underlying assumptions may reduce the calculated ceiling limitation and result in non-cash impairment charges.

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

Deferred Tax Asset Valuation Allowance.

The Company continually assesses both positive and negative evidence for recoverability of its deferred tax assets and based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences, the Company maintained a valuation allowance of $10,003,463 for the year ended December 31, 2025. There can be no assurance that facts and circumstances will not materially change and require the Company to revise this valuation allowance in a future period.

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

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2026. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of December 31, 2025, and December 31, 2024, no amount was drawn down under the LOC.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no change in, or disagreement with, our independent registered public accountant on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer (who also serves as Interim Chief Financial Officer), the effectiveness of our disclosure controls and procedures in effect as of December 31, 2025, the end of the period covered by this Report, using the Internal Control Integrated Framework (“ICIF”) by COSO. Management selected the ICIF framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting. As a result of management’s evaluation, our Chief Executive Officer (serving as Interim Chief Financial Officer) concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2025, or as of the date of the filing of this Report.

Our disclosure controls and procedures, including internal controls over financial reporting were not effective as of December 31, 2025, or as of the date of filing of this Report, because management did not adequately evaluate and test its controls and procedures. The Company closed the Business Combination on December 6, 2024 and started trading on December 9, 2024. Prior to this, we were a private company with limited accounting personnel and other resources with which to address our internal controls over financial reporting. Although the Company has initiated documentation of processes and controls and performing certain controls, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2025, or as of the date of this filing, and therefore have a material weakness in our internal control over financial reporting.

Implementation of Controls

During 2025, the Company continued the process to develop and implement its internal controls over financial reporting. This included the documentation of processes and identification of existing controls. In addition, in order to address segregation of duties issues as a result of the Company’s limited accounting staff, the Company continues to engage a third party to assist in the monthly and quarterly accounting, a third party to assist in the evaluation of appropriate accounting treatment and disclosures related to complex transactions and new pronouncements, and a third party to assist in accounting for income taxes. The Company will develop and review plans in order to address the material weakness in its internal controls over financial reporting. These plans may include engaging a third party to assist in the development, evaluation, testing and monitoring of its internal controls over financial reporting. As of December 31, 2025, or as of the date of this filing, the Company has not completed development nor finalized plans to address its material weakness in its internal controls over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Insider Trading Policy

The Company has adopted an insider trading compliance policy and program (the “Insider Trading Policy”) applicable to directors, executive officers and employees. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Report.

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

Clawback Policy

A copy of the Clawback Policy is filed as Exhibit 97.1 to this Report.

Executive Officers and Directors

Set forth below are the names, ages and positions as of the date hereof of the current executive officers and directors of the Company:

Name	Age	Position
E. Will Gray II	50	Chief Executive Officer, Interim Chief Financial Officer, Chairman
Charles Nelson	37	President and Chief Operating Officer, Director
Trent Yang	46	Independent Director
Peter J. Lee	54	Independent Director
Ondrej Sestak	39	Independent Director

E. Will Gray II

E. Will Gray II has served as the Company’s Chief Executive Officer and a member of the Board since December 6, 2024. Previously, he was the managing member of Solis Partners, beginning in 2020, which is now a wholly owned subsidiary of the Company. Mr. Gray is the former Chief Executive Officer and founder of Remnant Oil Company, an upstream energy company that acquired and operated both secondary (water) and tertiary (CO2) floods within the Permian Basin. Operations also included management of an 18.5-mile CO2 pipeline that interconnects with the Kinder Morgan Cortez main trunk line. Remnant Oil Company filed for Chapter 11 bankruptcy protection in July 2019 and such petition was later changed to a Chapter 7 bankruptcy filing.

Mr. Gray was formerly an Executive Vice President of Resaca Exploration (a Torch Energy Portfolio Company). He also served as past Chairman and Chief Executive Officer of Cross Border Resources and Dala Petroleum. He has environmental, sustainability and governance experience and a track record for protecting freshwater rights within Southeast New Mexico, renewable energy development on owned acreage, and the reduction of carbon footprints for certain Permian Basin oilfield service providers. Mr. Gray served as a former Trustee of the Texas State Development Foundation from September 2017 to August 2023. He is currently on the Texas State University’s Development Foundation Emeritus Council. He is also a former board member of the United Way Fund in Midland. Mr. Gray received his B.S. in Business Management from Texas State University in 1998.

Charles Nelson

Charles Nelson has served as a member of the Board since December 6, 2024 and as President and Chief Operating Officer of the Company since January 28, 2026. Mr. Nelson is an experienced executive, board member, advisor, and problem solver with a track record in developing and commercializing new hard technologies in energy transition. He has spent his career building assets, companies, and relationships through a deep and ever-growing understanding of how capital providers, corporates, tech founders, and asset owners work together and using that to facilitate the advancement of new ideas into reality.

Mr. Nelson currently serves as interim Chief Compliance Officer of Castlerock Biofuels, a role he has started from August of 2024, where he oversees compliance matters for this renewable energy and infrastructure company. From May 2022 to October 2023, Mr. Nelson served as President and Chief Executive Officer of Gold H2 Inc., an energy company specializing in clean hydrogen production, where his accomplishments included completing a corporate spin-out with a seed stage and Series A fundraise of $12 million. He also completed a conceptual field pilot and secured offtake memoranda of understanding and term sheets with Mercuria and Linde for hydrogen sales.

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

Trent Yang

Trent Yang has served as a member of the Board since June 25, 2025. Mr. Yang is a recognized leader in the renewable energy space, having been an investor, entrepreneur and executive in the sustainability industry since 2006. From January 2020 to April 2025 he was the Co-Founder and President of Galway Sustainable Capital, a specialty finance company focused on sustainability projects, where he co-managed the business and oversaw the investment team. In 4+ years, Galway raised nearly $700 million of institutional capital including Macquarie Asset Management, OakTree and Aware Super. Prior to that, from January 2013 to December 2019, he was a Vice President at AMG National Trust where he oversaw sustainability and international private equity investments.

Mr. Yang has been investing into and starting sustainability companies since 2006. During that period, he has led investments and/or grown several billion $+ companies including investment firms and renewable companies. He has unique experience investing and growing variety of sustainability platforms including renewable energy & storage, green buildings and data centers, mobility, sustainable agriculture and next generation manufacturing & recycling solutions. He also sits on a number of non-profit boards at the nexus of public policy, education and sustainability.

Mr. Yang holds a B.S. in Aerospace Engineering from the University of Colorado, Boulder, and multiple M.S. degrees from Massachusetts Institute of Technology where he focused on climate & economics, machine learning control systems, and entrepreneurship.

Peter (“P.J.”) Lee

P.J. Lee has served as a member of the Board since June 25, 2025. Mr. Lee is Co-Founder and Managing Partner of EverStream Energy Capital Management LLC, a global investment firm that invests in sustainable energy and digital infrastructure companies and assets worldwide. He has held that role since January 2012. Among other things, his duties include raising funds, sourcing and managing investments. Mr. Lee has cofounded several energy company platforms including Terraform Power, TerraForm Global, Pacific Solar (Japan) and Enfinity Global. Mr. Lee also cofounded a digital infrastructure company that developed approximately 700 megawatts of data center capacity customized for Bitcoin mining in west Texas, Nebraska and South Dakota. Mr. Lee serves as an advisor and Board Director to Engineered Products and PDU Cables which specialize in quick turn, custom assembly electrical products for the data center industry.

Mr. Lee previously held leadership positions with investment firm Black River, a division of Cargill, Inc; as well as investment banking firms CE Unterberg Towbin, Robertson Stephens, and Chase Manhattan. Most of Mr. Lee’s finance career has focused on sectors within the energy, technology, infrastructure, commodity, and digital industries.

Mr. Lee holds a bachelor’s degree in Economics from Union College.

Ondrej Sestak

Ondrej Sestak has served as a member of the Board since June 25, 2025. Mr. Sestak is a Co-Founder and Head of Engineering at ZeroSix LLC, a carbon credit solution provider, since January 2022. He is also a Reservoir Engineer with Aurivos Permian LLC, an oil and gas operator, a position he has held since January 2022. Since January 2022, he has also been a Reservoir Engineer with ARB Energy Utah LLC. He is also Chief Operations Officer for GLT Trading LLC, an international commodities trader, a position he has held since April 2020. As of March 2025, he has also been Project Manager for Five Star Clean Fuels, a strategic developer, owner and operator of distributed gasoline production facilities.

Mr. Sestak has over a decade of technical experience across the resource industry. In his role at ZeroSix he is leading the development and implementation of novel methodologies for economic adoption of environmental optimization across the oil and gas industry, including the remediation of marginal operations, responsibly sourced gas, and repurposing of existing wellbores.

As Chief Operations Officer for GLT Trading, he sources Helium, LPG, and petcoke on behalf of Asian clients, securing take away agreements from established suppliers, sourcing spot loads on the open market, and pursuing several direct Helium development opportunities.

As a reservoir engineer, he is able to evaluate the geologic resource potential as well as the financial viability of producing and development operations. Before moving into his current roles, he worked with INEXS, a petroleum engineering geoscience consulting firm, cultivating unique investment opportunities and performing evaluations of resource projects, including Helium development, blue hydrogen generation, enhanced oil recovery, and carbon capture and utilization. Prior to venturing into the independent investment and operator space of the resource industry, Mr. Sestak was a reservoir engineer at Shell where he worked the Haynesville shale and Vaca Muerta basin.

Mr. Sestak holds a B.S. in Petroleum Engineering from the University of Texas at Austin, and an MS in Energy Resource Engineering from Stanford University.

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

Trent Yang, P.J. Lee and Ondrej Sestak are our independent directors. The independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms that the Board will believe are no less favorable to us than could be obtained from independent parties.

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

The Board currently has the following standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each committee operates pursuant to a formal written charter. The charters for these committees, which have been adopted by our Board, contain a detailed description of the respective committee’s duties and responsibilities and are available on our website at https://www.newerainfra.ai/ under the “Investor Relations — Corporate Governance” tab. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Audit Committee

We have established an Audit Committee of the Board, which consists of Trent Yang, P.J. Lee, and Ondrej Sestak who are independent directors under Nasdaq’s listing standards.

Trent Yang is the Chairperson of the Audit Committee, who qualifies as an “audit committee financial expert,” as defined under the rules and regulations of Nasdaq and the SEC. The Audit Committee’s duties, which are specified in our Audit Committee charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements and the quarterly unaudited financial statements, and recommending to the Board whether the audited financial statements and the quarterly unaudited financial statements should be included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, respectively;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the Audit Committee will at all times be composed exclusively of independent directors who are able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Nominating and Corporate Governance Committee

We have a Nominating and Corporate Governance Committee of the Board, which consists of Trent Yang, P.J. Lee and Ondrej Sestak. Mr. Lee is the Chairperson of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. The Nominating and Corporate Governance Committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Committee charter, generally provide that persons to be nominated:

●	should have demonstrated expertise in accounting and finance, management, leadership and oil and gas related industries;

●	should bring a range of talents, skills, diverse perspectives and backgrounds to the Board of Directors; and

●	should have a high standard of personal and professional ethics, integrity, values and commitment to serving the interests of the stockholders.

The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of members. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of our Board, which consists of P.J. Lee, Trent Yang and Ondrej Sestak. Ondrej Sestak is the Chairperson of the Compensation Committee. The Compensation Committee’s duties, which are specified in our Compensation Committee charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s and executive officers’ compensation, evaluating our Chief Executive Officer’s and executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s and executive officers’ based on such evaluation;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for non-employee directors.

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, none of our current directors or executive officers has, during the past ten (10) years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes of ownership of such securities with the SEC. Based solely on a review of the reports filed with the SEC, the Company believes that, during the fiscal year ended December 31, 2025, (i) no Form 3 was filed for P.J. Lee, Trent Yang or Ondrej Sestak in connection with their appointments as directors of the Company and (ii) no Form 4 was filed for certain equity grants to E. Will Gray II, Charles Nelson, Michael Rugen, P.J. Lee, Trent Yang, Ondrej Sestak, William Flores, Stan Boroweic, Phil Kornbluth and Joel Solis. The Company is in the process of obtaining Edgar filing codes for its directors to correct the foregoing issues.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our named executive officers (“NEOs”) who are named in the “Summary Compensation Table” below. The executive compensation disclosures required by Item 402 of Regulation S-K relate to compensation earned by our NEOs for the most recently completed fiscal year. As a result, NEOs included in the Summary Compensation Table for fiscal year 2025 consist of those executive officers who served in such roles during 2025. Although our President and Chief Operating Officer, Charles Nelson, was appointed in January 2026 and therefore was not eligible to be an NEO with respect to fiscal year 2025, we are voluntarily providing certain supplementary information regarding his appointment and compensation arrangements.

In 2025, our NEOs and their positions were as follows:

●	E. Will Gray II, Chief Executive Officer and Interim Chief Financial Officer (appointed Interim Chief Financial Officer effective June 1, 2025); and

●	Michael J. Rugen, Chief Financial Officer through May 31, 2025.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary(2) ($)	Cash Bonus ($)	Equity Compensation (3)	All Other Compensation (4) ($)	Total ($)
E. Will Gray II	2025	$475,000	$200,000	$102,000	$108,925	$885,925
Chief Executive Officer	2024	$358,583			$34,210	$392,793
Interim Chief Financial Officer

Michael J. Rugen	2025	$100,000			$10,967	$110,967
Chief Financial Officer	2024	$240,000			22,807	$262,807

(1)	Effective June 1, 2025, Mr. Rugen resigned his position as Chief Financial Officer and Mr. Gray became the Interim Chief Financial Officer.
(2)	Mr. Gray’s salary increased from $348,000 to $475,000 in December 2024. Effective January 1, 2026, Mr. Gray’s salary increased to $550,000 and he no longer is paid a housing allowance.

(2)	Amounts reported in this column represent the aggregate grant date fair value of stock options granted to Mr. Gray during 2025, determined in accordance with FASB ASC Topic 718, excluding the effects of estimated forfeitures. On July 2, 2025, Mr. Gray received a grant of 300,000 fully vested options at an exercise price of $0.5349.

(3)	Amounts reported in this column represent health insurance for Mr. Gray and Mr. Rugen paid by the Company. In addition for Mr. Gray, it also represents a relocation allowance, housing allowance, and auto allowance.

Employment Agreements Effective in 2025

Gray Employment Agreements

In 2025, our Chief Executive Officer, Mr. Gray, received an annual base salary of $475,000, plus benefits. He was named Chief Executive Officer of New Era Helium Inc. (“NEH”) on February 6, 2023 in the context of the Reorganization Agreement and Plan Share Exchange between the NEH and Solis Partners dated February 6, 2023 and Chief Executive Officer of the Company effective as of December 6, 2024.

Pursuant to the employment agreement with Mr. Gray (the “2024 Gray Employment Agreement”), Mr. Gray will receive an annual base salary of $475,000 per year, plus benefits. The compensation package offered to Mr. Gray reflects his respective function and responsibility at the Company as a public company listed at the Nasdaq, and may include, among others, increases in the base salary, annual bonuses, stock grants and participation in the Company’s equity incentive plan.

Rugen Employment Agreement

Mr. Rugen, who previously served as Chief Financial Officer, received an annual base salary of $240,000 plus benefits. He was named Chief Financial Officer of NEH effective November 1, 2023, and served as Chief Financial Officer of the Company effective December 6, 2024, until his resignation effective May 31, 2025. Mr. Rugen’s resignation was not the result of any disagreement between him and the Company, the Board, or any committee of the Board of the Company on any matter.

Pursuant to the employment agreement with Mr. Rugen (the “Rugen Employment Agreement”), Mr. Rugen received an annual base salary of $240,000 per year, plus benefits. The compensation package offered to Mr. Rugen reflected his respective function and responsibility at the Company as a public company listed at the Nasdaq, and included, among others, increases in the base salary, annual bonuses, stock grants and participation in the Company’s equity incentive plan.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information concerning outstanding option awards held by each named executive officer as of December 31, 2025.

Name	Vesting Commencement Date	Options Granted	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

E. Will Gray II	7/02/2025	300,000	300,000	-	-	0.5349	7/02/2035

Michael J. Rugen	7/02/2025	100,000	100,000	-	-	0.5349	7/02/2035

The above options were fully vested at grant date.

Pension Benefits and Nonqualified Deferred Compensation Plans

The Company does not maintain any pension benefits or nonqualified deferred compensation plans for its NEOs.

Potential Payments Upon Termination or Change in Control

E. Will Gray II

2024 Gray Employment Agreement – Severance or Change in Control

Mr. Gray’s employment with the Company was originally governed by the 2024 Gray Employment Agreement with New Era Helium Corp. The 2024 Gray Employment Agreement was effective as of December 31, 2025, and would have governed any potential severance or change in control benefits payable during the 2025 fiscal year. Under the 2024 Gray Employment Agreement, if Mr. Gray’s employment was terminated by the Company other than for Cause or by Mr. Gray for Good Reason, he was entitled to certain severance benefits, including (i) continuation of his base salary for up to eighteen (18) months following termination; (ii) any unpaid bonus for a calendar year prior to the year of termination; (iii) a pro rata bonus for the year of termination, calculated based on days worked during the year; and (iv) reimbursement of COBRA premiums for up to eighteen (18) months, in each case, subject to Mr. Gray’s execution of a release of claims.

Under the 2024 Gray Employment Agreement: “Cause” generally means: (i) continued refusal or failure to perform duties (other than due to disability), or refusal or failure to follow any reasonable lawful direction of the Board, in each case that is not cured within thirty (30) days after written notice; (ii) a material breach of the agreement (other than certain restrictive covenants) that is not cured within thirty (30) days after written notice; (iii) an intentional and material breach of confidentiality, intellectual property, or non-compete provisions; (iv) willful, grossly negligent, or unlawful misconduct which causes material harm to the Company or its reputation; (v) conduct materially detrimental to the business or reputation of the Company that is not cured within thirty (30) days after written notice; (vi) direction by regulatory or governmental authorities to terminate Executive, or Executive's engagement in unapproved activities causing material adverse regulatory action; or (vii) conviction, plea of guilty, or nolo contendere for a felony or crime involving dishonesty, disloyalty, fraud, embezzlement, theft, or similar actions.

“Good Reason” generally means: (i) a material diminution in duties, authority, or responsibilities; (ii) a material reduction in base salary, except if affecting all of management generally; (iii) relocation of the primary work location by more than fifty (50) miles; or (iv) material breach by the Company of any provision of the agreement. To resign for Good Reason Mr. Gray was required to provide written notice within ninety (90) days of the occurrence, allow the Company thirty (30) days to cure, and resign within thirty (30) days following the cure period.

2026 Gray Employment Agreement – Severance or Change in Control

Effective January 1, 2026, Mr. Gray’s employment is governed by an Amended and Restated Employment Agreement (the “2026 Gray Employment Agreement”) with the Company. Under the 2026 Gray Employment Agreement, if Mr. Gray’s employment is terminated by the Company without Cause or by Mr. Gray for Good Reason at any time before a Change in Control, he is entitled to certain severance benefits, including: (i) one times his base salary, payable in equal installments over twelve (12) months; (ii) any unpaid bonus for a calendar year prior to the year of termination; (iii) a pro rata portion of the target bonus for the year of termination, based on days elapsed during the calendar year; and (iv) a lump sum payment equal to twelve (12) months of health benefit premium payments under the Company’s medical, dental and vision plans, in each case, subject to Mr. Gray’s execution of a release of claims within sixty (60) days following termination.

If Mr. Gray’s employment is terminated by the Company without Cause or by Mr. Gray for Good Reason on the date of a Change in Control or within twelve (12) months following such date, he is entitled to enhanced severance benefits, including: (i) one and one-half (1.5) times the base salary, payable in a lump sum; (ii) any unpaid bonus for a calendar year prior to the year of termination; (iii) a pro rata portion of the target bonus for the year of termination, payable in a lump sum; and (iv) a lump sum payment equal to eighteen (18) months of health benefit premium payments under the Company’s medical, dental and vision plans, in each case, subject to Mr. Gray’s execution of a release of claims within sixty (60) days following termination and continued compliance with the restrictive covenants set forth in the 2026 Agreement.

Under the 2026 Gray Employment Agreement: “Cause” generally means: (i) indictment, conviction, or plea of nolo contendere for a felony, fraud, or crime of moral turpitude; (ii) gross negligence or gross misconduct not cured within fourteen (14) days after written notice; (iii) failure to follow the directions of the Board not cured within fourteen (14) days after written notice; (iv) violation of the restrictive covenants in the agreement not cured (if curable) within fourteen (14) days after written notice; (v) conduct that would reasonably be expected to result in material injury or reputational harm to the Company not cured within fourteen (14) days after written notice; (vi) breach of a material employment policy of the Company not cured within fourteen (14) days after written notice; (vii) breach of the Company's Code of Conduct and Ethics or Policy for Recovery of Erroneously Awarded Compensation not cured within fourteen (14) days after written notice; or (viii) any other material breach of the agreement not cured within fourteen (14) days after written notice.

“Good Reason” generally means: (i) any decrease in base salary; (ii) any action or inaction that results in a material breach of the agreement by the Company; (iii) any material diminution in position, duties, authority, or responsibilities; or (iv) a requirement that Executive work full-time from an office that is more than fifty (50) miles from Midland, Texas. To resign for Good Reason, Mr. Gray must provide written notice within sixty (60) days of the initial occurrence, allow the Company thirty (30) days to cure, and resign within ninety (90) days following the cure period.

Michael J. Rugen

Rugen Employment Agreement – Severance or Change in Control

Mr. Rugen resigned as Chief Financial Officer of the Company, effective May 31, 2025, and did not receive any severance payments in connection with his resignation.

Other 2025 Compensation Items

Anti-Hedging and Anti-Pledging Policy

All of our employees, including our named executive officers, are subject to an Insider Trading Policy, which, among other things, prohibits employees from entering into short sales or hedging or pledging our securities.

Practices Related to the Grant of Certain Equity Awards in Relation to the Release of Material Nonpublic Information

We do not currently maintain a formal practice or policy with respect to the grant of stock options or option-like awards. During 2025, we did not time the disclosure of material nonpublic information to affect the value of other types of executive compensation awards granted to any service provider.

2026 Management Agreements

Gray Employment Agreement

On January 29, 2026, the Company entered into the 2026 Gray Employment Agreement with Mr. Gray. The 2026 Gray Employment Agreement amends and restates Mr. Gray’s prior 2024 Gray Employment Agreement with the Company, dated April 15, 2024 and previously disclosed. Under the 2026 Gray Employment Agreement, Mr. Gray’s annual base salary increased from $475,000 to $550,000, effective January 1, 2026. Mr. Gray will have an annual target bonus opportunity of up to 40% of his annual base salary based on the achievement of specified performance goals set by the Compensation Committee. Mr. Gray will be entitled to participate, on the same basis as other executives of the Company, in those employee benefit programs for which substantially all of the executive officers of the Company are from time to time generally eligible, as determined by the Board. Mr. Gray may be eligible to receive grants of equity, equity-based or similar compensation awards pursuant to the Company’s Equity Incentive Plan (the “Plan”) or as otherwise approved by the Compensation Committee. The 2026 Gray Employment Agreement also provides for a monthly allowance of $1,500 for car and related maintenance costs and the reimbursement of mileage.

Mr. Gray was also granted an award of performance shares (“PSUs”) pursuant to a Performance Award Agreement, dated as of January 28, 2026, by and between the Company and Mr. Gray (the “Gray PSU Agreement”), equal to 3,664,036 shares of common stock, which shall be eligible to vest over a five-year period performance beginning on January 1, 2026 in accordance with the achievement of certain performance-based and time-based service conditions set forth in the Gray PSU Agreement. Mr. Gray also received a grant of restricted stock units (“RSUs”) pursuant to a Restricted Stock Unit Award Agreement, dated as of January 28, 2026, by and between the Company and Mr. Gray (the “Gray RSU Agreement”), equal to 1,221,345 shares of the Company’s common stock which shall vest each month over a four-year period beginning on January 1, 2026 subject to Mr. Gray’s continued employment with the Company. Both of these awards were also granted pursuant to the Plan. In the event any vested PSUs or RSUs granted to Mr. Gray cannot be settled in shares of common stock, such PSUs or RSUs shall be settled in cash.

Nelson Employment Agreement

In connection with Mr. Nelson’s appointment as President and Chief Operating Officer, the Company and Mr. Nelson entered into an employment agreement on January 28, 2026 (the “Nelson Employment Agreement”) pursuant to which the Company will pay Mr. Nelson an annual base salary of $550,000, subject to adjustment by the Compensation Committee. The Nelson Employment Agreement contains the same compensatory terms as the 2026 Agreement with Mr. Gray (including severance and change in control provisions), with the exception of the annual salary and Mr. Gray’s $1,500 car and related maintenance costs and mileage reimbursement payment.

The Nelson Employment Agreement also contains certain restrictive covenants, including confidentiality and non-disparagement covenants, a covenant not to compete or solicit clients for a period of 18 months following the termination of his employment and not to solicit employees for a period of 24 months following the termination of his employment.

Mr. Nelson was granted an award of PSUs covering a total of 3,664,036 shares of common stock, which shall be eligible to vest over a five-year period performance beginning on January 1, 2026 in accordance with the achievement of certain performance-based and time-based service conditions set forth in the Performance Award Agreement, dated as of January 28, 2026, by and between the Company and Mr. Nelson (the “Nelson PSU Agreement”). The PSUs were not issued pursuant to the Plan.

Mr. Nelson was also granted an award of RSUs covering a total of 1,221,345 shares of the Company’s common stock which shall vest each month over a four-year period beginning on January 1, 2026 subject to Mr. Nelson’s continued employment with the Company and in accordance with the terms set forth in the Restricted Stock Unit Award Agreement, dated as of January 28, 2026, by and between the Company and Mr. Nelson (the “Nelson RSU Agreement”). The RSUs were not granted pursuant to the Plan.

Director Compensation

Director Agreements

We have entered into Director Agreements with each of the non-executive directors. Pursuant to such Director Agreements, Mr. Lee and Mr. Sestak will receive annual compensation of $60,000 in cash and $140,000 in Company Common Stock. For his board service and as Chairperson of the Audit Committee, Mr. Yang will receive annual compensation of $70,000 in cash and $150,000 in Company Common Stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of March 9, 2026 by:

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

The beneficial ownership of shares of common stock is calculated based on 56,775,187 shares of Common Stock outstanding as of March 9, 2026.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned
Directors and Named Executive Officers of the Company
E. Will Gray II(2)	1,179,819	2.08%
Charles Nelson	331,564	*
Trent Yang	259,548	*
Peter J. Lee	259,548	*
Ondrej Sestak	271,955	*
All Directors and Executive Officers of the Company as a Group (6 Individuals)	2,302,434	4.06%
5%+ Holders
Hanju Yang(3)	5,176,177	9.12%
Zachary Zhou(4)	5,078,495	8.94%

*	Less than 1.0%.

(1)	Unless otherwise noted, the business address of each of the directors and named executive officers of the Company is 200 N. Loraine Street, Suite 1324, Midland, Texas 79701.
(2)	Includes 879,819 shares which are owned by Pecos Slope Holdings LLC, of which Mr. Gray has sole voting and dispositive power.
(3)	According to a Schedule 13G filed on January 30, 2026, Mr. Yang has sole voting and dispositive power with respect to 4,575,777 shares and beneficially owns an aggregate of 5,176,177 shares. The discrepancy between the aggregate amount beneficially owned and the shares reflected in sole voting and sole dispositive power is attributable to call options held by Mr. Zhou with varying expiration dates and exercise prices. The address of Mr. Yang is 7301 N State Highway 161, #148, Irving, Texas 75039-2803.
(4)	According to a Schedule 13G/A filed on February 17, 2026, Mr. Zhou has sole voting and dispositive power with respect to 5,078,495 shares. The address of Mr. Zhou is 2106 E State Hwy 114 #2296, Southlake, Texas 76092.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described under “Executive and Director Compensation” and “Management,” the following is a description of each transaction since January 1, 2025 and each currently proposed transaction in which:

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

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our Audit Committee and a majority of our disinterested independent directors, or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act (and is, therefore, unenforceable.).

Certain Relationships and Related Person Transactions

On October 23, 2025, the Company entered into a secured promissory note (the “Solis Note”) with Joel Solis, who formerly served as a director of the Company, and Aventus Properties LLC. Pursuant to the terms of the Solis Note, the Company agreed to provide a loan in the principal amount of $4,000,000. The loan bears interest on the outstanding principal balance at a rate per annum equal to the lesser of (i) eighteen percent (18%), compounded annually, or (ii) the Maximum Rate, defined as the highest non-usurious rate of interest permitted under applicable law. The Solis Note includes customary covenants, representations, warranties, and events-of-default provisions. The loan is secured by a deed of trust on certain real property located in Odessa, Texas, and Pecos, Texas, which will be recorded in the real property records of Ector County and Reeves County, Texas. The Solis Note matured on December 6, 2025 and was repaid on December 8, 2025.

During 2025, the Company entered into a consulting arrangement with Charles Nelson, a Director of the Company. During 2025, the Company paid Mr. Nelson $380,000 in cash compensation and $133,500 in stock compensation. Based on this non-director compensation, Mr. Nelson is not considered to be an independent director.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services by Weaver and Tidwell, L.L.P. (“Weaver”) for the audit of the Company’ financial statements and fees billed for audit-related services, tax services and all other services for the fiscal years ended December 31, 2025 and 2024.

Services.

	2025	2024
Audit Fees(1)	$337,050	$373,345
Audit Related Fees(2)	$26,250	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	Audit Fees: Refers to fees billed for professional services rendered in connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2025 and 2024, quarterly reviews, the reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees: Refers to fees billed outside of the scope of the engagement letter for the audit which are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax Fees: Refers to fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)	All Other Fees: Refers to fees billed for products and services provided other than those mentioned above.

On December 6, 2024, the Company dismissed Grant Thornton LLP (“Grant Thornton”) as its independent registered public accounting firm. The dismissal was approved by the Audit Committee. This change in independent registered public accounting firm was not the result of any disagreement with Grant Thornton.

On December 6, 2024, as recommended and approved by the Audit Committee, the Company engaged Weaver as the Company’s independent public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2024.

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

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below.

No.
2.1**	Business Combination Agreement, dated January 3, 2024, by and among New Era Helium Corp., Roth CH Acquisition V Co., and Roth CH V Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2024, File No. 001-41105).

2.2**	First Amendment to the Business Combination Agreement, dated June 5, 2024, by and among New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Merger Sub Corp., and Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024, File No. 001-41105).

2.3**	Second Amendment to the Business Combination Agreement, dated August 8, 2024, by and among New Era Helium Corp., Roth CH Acquisition V Co. and Roth CH V Merger Sub Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 31, 2024, File No. 001-41105).

2.4**	Third Amendment to the Business Combination Agreement, dated September 11, 2024, by and among New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Merger Sub Corp., and Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 31, 2024, File No. 001-41105).

2.5**	Fourth Amendment to the Business Combination Agreement, dated September 30, 2024, by and among New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Merger Sub Corp., and Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 31, 2024, File No. 001-41105).

3.1**	Articles of Merger of Roth CH Acquisition V Co. and Roth CH V Holdings, Inc. filed on December 6, 2024 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

3.2**	Articles of Merger of Roth CH V Merger Sub and New Era Helium Corp. filed on December 6, 2024 (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

3.3**	Amended and Restated Articles of Incorporation of Roth CH V Holdings, Inc. filed on December 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

3.4**	Certificate of Change pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).

3.5**	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).

3.6**	Amended and Restated Bylaws of Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

4.1**	Description of Securities (incorporated by reference to the Registration Statement on Form S-3 filed with the SEC on January 23, 2026 (Registration No. 333-292892)).

10.1**	Warrant Agreement, dated November 30, 2021, by and between ROCL and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.2**	Letter Agreement, dated November 30, 2021, by and among ROCL and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.3**	Investment Management Trust Agreement, dated November 30, 2021, by and between ROCL and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.4**	Indemnity Agreements, each dated November 30, 2021, by and between ROCL and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.5**	Stock Escrow Agreement, dated November 30, 2021, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.6**	Subscription Agreement, dated November 30, 2021, by and among the Company and the initial stockholders of the Company party thereto (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.7**	Insider Support Agreement, dated January 3, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp. and certain stockholders of Roth CH Acquisition V Co. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 5, 2024, File No. 001-41105).

10.8**	Company Support Agreement, dated January 3, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp. and certain shareholders of New Era Helium Corp. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on January 5, 2024, File No. 001-41105).

10.9**	Amended and Restated Registration Rights Agreement, dated December 6, 2024, by and among Roth CH V Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

10.10**	Letter Agreement, dated January 2, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp., Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on January 5, 2024, File No. 001-41105).

10.11**	Stock Plan (incorporated by reference to Annex C of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.12**	Percent of Proceeds Gas Purchase Agreement, dated June 1, 2021, by and between IACX Roswell LLC and Solis Partners, LLC (incorporated by reference to Exhibit 10.13 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.13**	Contract to Purchase, dated July 17, 2025, by and between Odessa Industrial Development Corp. and Texas Critical Data Centers LLC (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the SEC on July 29, 2025, File No. 001-42433).

10.14**	Contract to Purchase, dated November 21, 2025, by and between Odessa Industrial Development Corp. and Texas Critical Data Centers LLC (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the SEC on November 25, 2025, File No. 001-42433).

10.15**	Land Option Purchase Agreement, dated November 5, 2025, by and between the Company and Pearce Land & Cattle, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 12, 2025, File No. 001-42433).

10.16**	Contract for Sale and Purchase of Liquid Helium, dated August 25, 2023, by and between NEH Midstream LLC and Airlife Gases USA Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.17**	First Amendment to the Contract for Sale and Purchase of Liquid Helium, dated October 1, 2023, by and between NEH Midstream LLC, Airlife Gases USA, Inc. and Solis Partners, LLC (incorporated by reference to Exhibit 10.15 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.18**	Helium Tolling Agreement, dated September 1, 2023, by and between NEH Midstream LLC and Keyes Helium Company (incorporated by reference to Exhibit 10.16 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.19**	Gaseous Helium Sales Agreement, dated September 1, 2023, by and between NEH Midstream LLC and Matheson Tri-Gas, Inc. (incorporated by reference to Exhibit 10.17 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.20**	Contract for Sale and Purchase of Crude Helium, dated August 25, 2023, by and between NEH Midstream LLC and Badger Midstream Energy, LP (incorporated by reference to Exhibit 10.18 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.21**	Employment Agreement with Michael J. Rugen, dated April 15, 2024 (incorporated by reference to Exhibit 10.19 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.22**	Amended and Restated Employment Agreement with E. Will Gray II, dated January 1, 2026 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.23**	Assignment Agreement, dated April 19, 2024, by and among NEH Midstream LLC, Badger Midstream Energy, LP and AirLife Gases USA, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.24**	Fourth Amended and Restated Equity Purchase Facility Agreement, dated August 12, 2025 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).

10.25**	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.26 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.26**	Security Agreement, dated December 6, 2024, by and among New Era Helium Inc., New Era Helium Corp. and the other parties thereto (incorporated by reference to Exhibit 10.27 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.27**	Subsidiary Guarantee, dated December 6, 2024, by and among New Era Helium Inc. and the guarantors party thereto (incorporated by reference to Exhibit 10.28 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.28**	Securities Purchase Agreement, dated December 6, 2024, by and among New Era Helium Inc. and the buyer party thereto (incorporated by reference to Exhibit 10.29 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.29**	Form of First Tranche Warrant issued on December 6, 2024 (incorporated by reference to Exhibit 10.30 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.30**	Form of Second Tranche Warrant issued on December 6, 2024 (incorporated by reference to Exhibit 10.31 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.31**	Registration Rights Agreement (EPFA), dated December 6, 2024, by and between New Era Helium Inc. and the investor party thereto (incorporated by reference to Exhibit 10.32 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.32**	Registration Rights Agreement (Warrants), dated December 6, 2024, by and between New Era Helium Inc. and the investor party thereto (incorporated by reference to Exhibit 10.33 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.33**	Employment Agreement with Charles Nelson, dated January 28, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.34**	Performance Award Agreement, dated January 28, 2026, by and between the Company and Charles Nelson (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.35**	Restricted Stock Unit Award Agreement, dated January 28, 2026, by and between the Company and Charles Nelson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.36**	Performance Award Agreement, dated January 28, 2026, by and between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 2, 2026).

10.37**	Restricted Stock Unit Award Agreement, dated January 28, 2026, by and between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.38**	Promissory Note, dated October 23, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2025, File No. 001-42433).

10.39**	Amendment, dated May 5, 2025, to Senior Secured Convertible Promissory Note, dated December 6, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by with the SEC on May 6, 2025, File No. 001-42433).

10.40**	Amendment, dated May 5, 2025, to Senior Secured Convertible Promissory Note, dated January 16, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 6, 2025, File No. 001-42433).

10.41**	Deed of Trust, dated October 22, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2025, File No. 001-42433).

10.42**	Release Agreement, dated October 23, 2025, by and among the Company and the shareholders party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 28, 2025, File No. 001-42433).

14.1**	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

16.1**	Letter from Grant Thornton Regarding Change in Certifying Accountant, dated December 12, 2024 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

19.1**	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025, File No. 001-42433).

21.1*	List of Subsidiaries.

23.1*	Consent of Weaver and Tidwell, L.L.P.

23.2*	Consent of MKM Engineering.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Clawback Policy (incorporated by reference to Exhibit 19.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025, File No. 001-42433).

99.1*	MKM Engineering Reserve Report.

101. INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Filed previously

*	Filed herewith

Item 16. Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ERA ENERGY & DIGITAL, INC.

By:	/s/ E. Will Gray II
Name:	E. Will Gray II
Title:	Chief Executive Officer
Date:	March 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ E. Will Gray II	Chief Executive Officer, interim Chief Financial Officer and Chairman of the Board	March 11, 2026
E. Will Gray II

/s/ Charles Nelson	President, Chief Operating Officer and Director	March 11, 2026
Charles Nelson

/s/ Peter Lee	Director	March 11, 2026
Peter Lee

/s/ Ondrej Sestak	Director	March 11, 2026
Ondrej Sestak

/s/ Trent Yang	Director	March 11, 2026
Trent Yang

NEW ERA ENERGY & DIGITAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Era Energy & Digital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of New Era Energy & Digital Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company's auditor since 2023.

Denver, Colorado

March 11, 2026

NEW ERA ENERGY & DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	1,202,728	1,053,744
Accounts receivable, net	941,068	851,304
Prepaid expenses and other current assets	891,700	967,176
Related party receivable	2,551,932	-
Restricted investments	1,384,708	1,333,789
Total Current Assets	6,972,136	4,206,013

Oil and natural gas properties, net	3,296,958	790,093
Property and equipment, net	116,774	3,809,742
Equity facility derivative asset	-	16,999
Investment in Joint Venture	3,631,005	-
Prepaid - non-current	120,000	360,000
Total Assets	14,136,873	9,182,847

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,277,187	1,730,610
Accrued liabilities	691,159	319,327
Excise taxes payable	1,402,934	1,155,726
Withholding taxes payable	800,018	594,561
Due to related parties	165,000	1,354
Share issuance liability	-	423,750
Convertible note, net of discount – current	-	2,233,712
Other current liabilities	90,740	47,577
Total Current Liabilities	4,427,038	6,506,617

Embedded derivative liability	-	309,181
Asset retirement obligation	12,319,132	2,198,064
Notes payable - non-current	-	2,217,823
Total Liabilities	16,746,170	11,231,685

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.0001 par value, 245,000,000 shares authorized, 53,623,529 issued and 53,449,171 outstanding at December 31, 2025; 70,000,000 shares authorized, 13,165,152 issued and 12,990,794 shares outstanding at December 31, 2024	5,366	1,318
Treasury stock, 174,358 shares at December 31, 2025 and 2024	(17)	(17)
Additional Paid-in Capital	40,743,397	11,722,100
Accumulated deficit	(43,358,043)	(13,772,239)
Total Stockholders’ Equity (Deficit)	(2,609,297)	(2,048,838)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	14,136,873	9,182,847

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenues, Net
Oil, natural gas, and product sales, net	885,400	532,780
Total Revenues, Net	885,400	532,780

Costs and expenses
Lease operating expenses	1,228,583	1,179,729
Impairment expense	12,062,639	-
Depletion, depreciation, amortization, and accretion	910,579	890,372
General and administrative expenses	11,186,863	11,195,409
Total costs and expenses	25,388,664	13,265,510

Loss from operations	(24,503,264)	(12,732,730)

Other income (expenses)
Interest income	135,741	50,951
Interest expense	(4,783,376)	(759,300)
Change in fair value of derivative asset	(16,999)	-
Change in fair value of derivative liability	572,193	-
Loss on Debt Extinguishment	(577,008)	-
Loss on investment in Joint Venture	(119,236)	-
Other, net	(293,855)	267,195
Total Other Income (Expenses)	(5,082,540)	(441,154)

Loss before income taxes	(29,585,804)	(13,173,884)

Provision for income taxes	-	(608,500)
Net loss	(29,585,804)	(13,782,384)

Net loss per share - basic and diluted	$(1.04)	$(1.06)
Weighted average number of common shares outstanding, basic and diluted	28,435,950	12,985,830

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

					Additional		Total Stockholders’
	Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2025	13,165,152	1,318	(174,358)	(17)	11,722,100	(13,772,239)	(2,048,838)
Sale of common stock	32,894,731	3,290	-	-	23,549,985	-	23,553,275
Common shares issued for services	1,438,644	145	-	-	1,008,178	-	1,008,323
Notes Conversion	6,125,002	613	-	-	4,237,034	-	4,237,647
Stock-based compensation	-	-	-	-	226,100	-	226,100
Net loss	-	-	-	-	-	(29,585,804)	(29,585,804)
Balance - December 31, 2025	53,623,529	5,366	(174,358)	(17)	40,743,397	(43,358,043)	(2,609,297)

					Additional		Total Stockholders’
	Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2024	6,421,829	643	-	-	517,843	10,145	528,631
Sale of common stock	3,546	1	-	-	11,999	-	12,000
Conversion of debentures into common shares	2,491,250	249	-	-	3,659,682	-	3,659,931
Issuance of stock upon Business Combination	2,956,293	296	-	-	(2,324,114)	-	(2,323,818)
Stock-based compensation	742,234	74	-	-	6,469,842	-	6,469,916
Withholding tax liability for shares issued to foreign investors	-	-	(174,358)	(17)	(594,544)	-	(594,561)
Debt issuance costs	550,000	55	-	-	1,892,266	-	1,892,321
Issuance of warrants	-	-	-	-	2,089,126	-	2,089,126
Net loss	-	-	-	-	-	(13,782,384)	(13,782,384)
Balance - December 31, 2024	13,165,152	1,318	(174,358)	(17)	11,722,100	(13,772,239)	(2,048,838)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(29,585,804)	(13,782,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	910,579	890,372
Amortization of right-to-use asset	-	12,690
Loss on Debt Extinguishment	577,008	-
Change in fair value of derivative asset	16,999	-
Change in fair value of derivative liability	(572,193)	-
Provision for credit losses	399,659	-
Bad debt expense	62,970
Loss on investment in Joint Venture	(119,236)	-
Impairment on long-lived assets	12,062,639	-
Amortization of debt discount and debt issuance costs	3,467,752	300,803
Accrued interest on note payable and other current liabilities	-	267,686
Interest income on investments and notes receivable	(50,919)	(50,951)
Stock based compensation	975,672	6,893,705
Compensation - assignment of property	-	166,449
Changes in operating assets and liabilities:
Accounts receivable	(366,586)	(158,953)
Prepaid and other current assets	315,477	(685,252)
Accounts payable	(453,424)	257,650
Accrued liabilities	140,821	(32,004)
Deferred tax asset	-	608,500
Excise tax payable	247,208	-
Withholding tax payable	205,457	-
Due to related parties	23,646	-
Lease liability	-	(12,690)
Asset retirement obligations settled	-	(28,087)
Other liabilities – current	43,163	2,518
CASH USED IN OPERATING ACTIVITIES	(11,699,112)	(5,349,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment, net	(1,666,047)	(210,000)
Investment in Joint Venture	(3,697,577)	-
Investment in oil and natural gas properties	-	(323,054)
CASH USED IN INVESTING ACTIVITIES	(5,363,624)	(533,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	23,553,276	12,000
Proceeds from bridge financing	-	3,109,091
Proceeds from convertible note, net of transaction costs	2,790,000	-
Repayment of convertible note	(4,277,618)	-
Debt issuance costs	(84,183)	-
Proceeds from reverse recapitalization	-	4,571,062
Repayment of notes payable	(2,217,823)	-
Proceeds from related party	4,000,000	-
Repayment to related party	(4,000,000)	(875,417)
Issuance of related party loan	(2,551,932)	-
CASH USED IN FINANCING ACTIVITIES	17,211,720	6,816,736

Change in cash and cash equivalents	148,984	933,734
Cash, beginning of year	1,053,744	120,010
Cash, end of year	1,202,728	1,053,744

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	695,310	67,679

SUPPLEMENTAL DISCLOSURES:
Debt converted to common stock	4,237,647	3,659,682
Asset retirement obligations sold recorded as a reduction of oil and natural gas properties	-	26,780
Revisions to asset retirement obligations	9,901,340	435,067
Issuance of shares of common stock to advisors	-	1,892,266

The accompanying notes are an integral part of these consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

New Era Energy & Digital, Inc. (the “Company”, “we,”, “us,” or “our”, “NUAI”), formerly known as Roth CH Holdings, Inc. (“Roth V”), is a Nevada corporation. The Company was formed on February 6, 2023, through a Reorganization Agreement and Plan Share Exchange (the “Agreement”) with Solis Partners, LLC (“Solis Partners”) as described further in the paragraph below. The Company’s initial operations included the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

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

The Company’s wholly owned subsidiary Solis Partners is a Texas limited liability company. Solis Partners owns and operates the Company’s producing oil and gas assets and non-producing acreage. The Company’s wholly owned subsidiary NEH Midstream LLC (“NEH Midstream”) is a Texas limited liability company, formed August 4, 2023. NEH Midstream previously entered into helium offtake and tolling agreements which expired during 2025. NEH Midstream is also the owner of an in-construction natural gas processing facility.

On December 6, 2024, the Company completed the business combination (the “Business Combination) contemplated by the Business Combination and Plan of Organization dated January 3, 2024 (the “Business Combination Agreement”) (as amended on June 5, 2024, August 8, 2024, September 11, 2024 and September 30, 2024, the “BCA”), by and among Roth CH Acquisition V Co. (“ROCL”), Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ROCL (“Merger Sub”), and NUAI.

The Business Combination was accounted for as a reverse recapitalization in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Under this method of accounting, although ROCL acquired the outstanding equity in NUAI in the Business Combination, ROCL is treated as the “acquired company” and NUAI was treated as the accounting acquirer for financial statement purposes. Accordingly, the Business Combination was treated as the equivalent of NUAI issuing stock for the net assets of ROCL, accompanied by a recapitalization. The net assets of ROCL are stated at historical cost, with no goodwill or other intangible assets recorded.

Furthermore, the historical financial statements of NUAI became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Annual Report reflect (i) the historical operating results of NUAI prior to the merger; (ii) the combined results of ROCL and NUAI following the close of the merger; (iii) the assets and liabilities of NUAI at their historical cost and (iv) NUAI’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger. See Note 3 - Reverse Capitalization for further details of the merger.

In the second half of 2025, we executed a strategic pivot from our legacy natural gas operations to focus exclusively on developing data center campuses where power, land, and connectivity can be assembled and delivered on accelerated timelines. Our mission is to deliver speed-to-power by converging behind-the-meter power flexibility with data center development capabilities. Our primary strategy is to aggregate and entitle “Powered Land” and to develop “Powered Shells” and build-to-suit assets in power-advantaged markets, beginning with the Permian Basin, which benefits from energy abundance, regulatory clarity, and fiber connectivity.

On August 11, 2025, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the Company’s name from New Era Helium Inc. to New Era Energy & Digital, Inc. effective as of August 13, 2025. In connection with the name change, the Company’s trading symbol was changed from “NEH” to “NUAI” for common stock and “NEHCW” to ‘NUAIW” for warrants on August 13, 2025. The name change became effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Nevada.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

Basis of Presentation

The accompanying consolidated financial statements of the Company as of December 31, 2025 and 2024, have been prepared in accordance with GAAP issued by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the years presented. References to GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

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

U.S. Federal Excise Tax

We are subject to a U.S. federal 1% excise tax on certain repurchases of stock. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

During the second quarter of 2023, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company is required to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024, until paid in full. As of December 31, 2025 and 2024, the Company recorded an excise tax liability in the consolidated balance sheets of $1,402,934 and $1,155,726, respectively. These balances were compromised of $1,029,003 of taxes due and $373,931 and $126,723 of accrued interest and penalty in the consolidated balance sheets at December 31, 2025 and December 31, 2024, respectively.

Notice of Delisting

On March 4, 2025, the Company received a letter from Nasdaq which notified the Company that, for 30 consecutive business days, the Company’s market value of listed securities (“MVLS”) closed below the $50 million MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

On October 10, 2025, Nasdaq notified the Company that it had cured the deficiency under the MVLS Rule, and the Company is now in compliance with all applicable continued listing standards. The Company continues to monitor its market value of listed securities (“MVLS”) to ensure ongoing compliance with Nasdaq requirements and remains committed to maintaining the listing of its securities on The Nasdaq Stock Market. However, there can be no assurance that the Company will continue to meet all of Nasdaq’s listing standards, that it will avoid future notices of deficiency, or that Nasdaq will not take further listing action.

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

Liquidity and Going Concern

The Company recorded a net loss of $29,585,804 for the year ended December 31, 2025, and net loss of $13,782,384 for the year ended December 31, 2024. As of December 31, 2025, the Company had a working capital of $2,545,098 and a cash balance of $1,202,728.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

The Company’s future capital requirements will depend on many factors, including the Company’s revenue growth rate and the timing and extent of spending to support further sales and marketing efforts. The Company currently expects to require approximately $73.7 million over the next twelve months, including $9.85 million payable by March 31, 2026 and up to an additional $50.0 million payable by June 30, 2026 related to outstanding financing arrangements. The Company also expects to incur approximately $10.0 million in general and administrative expenses and approximately $3.9 million of other costs. Upon executing binding term sheets or definitive agreements with data center users, these costs may increase materially.

The Company cannot provide any assurance that additional financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, the Company’s business, results of operations and financial condition could be materially and adversely affected.

As a result, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance date of the December 31, 2025 consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of liabilities that might result should we be unable to continue as a going concern.

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company did not hold any cash equivalents other than cash on deposit.

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

	December 31, 2025	December 31, 2024
Oil, natural gas and NGL sales	207,760	108,091
Joint interest accounts receivable	806,694	624,577
Other accounts receivable	140,465	118,636
Less allowance for expected losses	(213,851)	-
Total Accounts Receivable, net	941,068	851,304

The beginning accounts receivable balance at January 1, 2024 was $692,351.

A summary of changes in the allowance for credit losses for the year ended December 31, 2025 is as follows:

Allowance for Credit Losses
Beginning balance	-
Provision for expected credit losses	213,851
Write-offs	-
Recoveries	-
Ending balance	213,851

Provision for expected credit losses is recorded within general and administrative expenses in the consolidated statements of operations. During the year ended December 31, 2025, the Company wrote off approximately $62,970 of uncollectible receivables and none during the year ended December 31, 2024. In addition to the above, $185,808 is recorded as an allowance for credit losses on the related party receivable as of December 31, 2025.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

Management performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Management periodically reviews long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount. The Company recorded an impairment charge of $5,330,236 related to a partially completed plant during the year ended December 31, 2025. No impairment charges were recorded during the year ended December 31, 2024.

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves. The Company recorded a ceiling test impairment charge of approximately $6.7 million for the year ended December 31, 2025, and no ceiling test impairment charges for the year ended December 31, 2024.

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

	December 31, 2025	December 31, 2024
Trade payable	535,958	1,003,380
Suspense payable	741,229	727,230
Total accounts payable	1,277,187	1,730,610

Total accrued liabilities	691,159	319,327

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease right-of-use asset, operating lease liability, current, and operating lease liability, long-term on the consolidated balance sheets.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

The Company is subject to credit risk resulting from the concentration of its oil, natural gas and NGL receivables with significant purchasers. One purchaser accounted for all of the Company’s oil sales revenues for the years ended December 31, 2024, there were no oil sales for the year ended December 31,2025. A separate purchaser accounted for all the natural gas and NGL revenues for the years ended December 31, 2025 and 2024. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company will follow normal collection procedures. The Company does not believe the loss of either purchaser would materially impact its operating results as oil, natural gas and NGLs are fungible products with a well-established market and numerous purchasers.

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

Revenue from contracts with customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or the processor of the product. Revenue is measured based on the consideration the Company expects to receive in exchange for those products.

Performance obligations and significant judgments

The Company sold oil and natural gas products in the United States through a single reportable segment. The Company enters into contracts that generally include oil, natural gas, and associated liquids in variable quantities and priced based on a specific index related to the type of product.

The oil and natural gas were typically sold in an unprocessed state to processors and other third parties for processing and sale to customers. The Company recognized revenue at a point in time when control of the oil or natural gas passes to the customer or processor, as applicable, discussed below.

The Company previously sold its oil to a single purchaser under a month-to-month purchase agreement at a price based on an index price from the purchaser. This agreement will continue on a month-to-month basis thereafter unless and until terminated by the Company or the purchaser with a 30-day advance notice. Oil that is produced from the Company’s wells is stored in tank batteries located on the Company’s lease. When the purchaser’s truck connects to the storage tank and oil enters the truck, control of the oil is transferred to the purchaser, the Company’s obligations are satisfied, and revenue is recognized. During 2025, the Company did not have any oil sales as it disposed of its oil properties in 2024.

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

Convertible Note Payable

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine (1) whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and (2) whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of a “derivative” in ASC 815, Derivatives and Hedging. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations (see Note 7 “Notes Payable”).

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

Related parties

All material related party transactions are approved by members of the Board of Directors not affiliated with the transactions. These Board members consider the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to the Company and the relevant related party. In determining whether to approve a related party transaction, the following factors are considered: (1) if the terms are fair to the Company, (2) if there are business reasons to enter into the transaction, or (3) if the transaction would present an improper conflict of interest for any officer.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period it is recognized. (See Note 13. Income Taxes).

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

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

Loss Per Share

The Company accounts for net loss per share in accordance with ASC subtopic 260 - 10, Earnings Per Share (“ASC 260 - 10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted are as their effect would be anti - dilutive.

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

The Company evaluates its investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value is other than temporary, the investment is written down to its estimated fair value. Management evaluated the Company’s investment as of December 31, 2025 and determined that no impairments were required during the period.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in the ASU are effective for public business entities for annual periods beginning after December 31, 2024 on a prospective basis. The Company adopted this guidance during the current fiscal year and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

NOTE 3: RECAPITALIZATION

As discussed in Note 1. “Organization and Basis of Presentation,” on December 6, 2024, the Company completed the Business Combination contemplated by the Business Combination Agreement dated January 3, 2024, by and among ROCL, the Merger Sub, and NUAI.

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

Although ROCL was the legal acquirer of NUAI in the merger, NUAI is deemed to be the accounting acquirer, and the historical financial statements of NUAI became the basis for the historical financial statements of the Company upon the closing of the merger. NUAI was determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

●	NUAI’s current shareholders have a majority of the voting power in the combined company;

●	NUAI’s existing stockholders have the ability to control decisions regarding election and removal of directors and officers of the combined company;

●	NUAI is the larger entity in terms of substantive operations and employee base;

●	NUAI comprises the ongoing operations of the combined company;

●	NUAI’s existing senior management is the senior management of the combined company.

In accordance with the guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to December 6, 2024, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to NUAI’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to NUAI’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

Public and private placement warrants

The 5,750,000 warrants issued at the time of ROCL’s initial public offering (the “Public Warrants”) and the 230,750 warrants issued in connection with the private placement at the time of ROCL’s initial public offering (the “Private Warrants” and together with the Public Warrants, the “Tradeable Warrants”) remained outstanding and became warrants for the Company (See Note 12. Equity).

Redemption

Prior to the closing of the Business Combination, certain ROCL public stockholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 11,162,973 shares of ROCL common stock for an aggregate payment of $117,044,333.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expenses and other current assets as of the dates indicated:

	December 31, 2025	December 31, 2024
Retainer for workover rigs	240,000	240,000
Prepaid insurance	632,226	575,498
Prepaid expense	4,437	3,444
Prepaid taxes	-	133,198
Security deposit	5,050	5,050
Other	9,987	9,986
Total prepaid expenses - current	891,700	967,176

Retainer for workover rigs	120,000	360,000
Total prepaid expenses-noncurrent	120,000	360,000

NEW ERA ENERGY & DIGITAL, INC.

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

	December 31, 2025	December 31, 2024
Processing plant under construction – cost	5,330,236	3,791,736
Computer equipment – cost	30,020	9,820
Field equipment - cost	107,347	-
Furniture and fixtures – cost	22,101	22,101
Leasehold improvements – cost	23,006	23,006
Total – cost	5,512,710	3,846,663

Processing plant under construction – accumulated impairment	(5,330,236)	-
Computer equipment – accumulated depreciation	(14,898)	(6,874)
Field equipment – accumulated depreciation	(11,733)
Furniture and fixtures – accumulated depreciation	(20,691)	(16,271)
Leasehold improvements – accumulated depreciation	(18,378)	(13,776)
Total – accumulated depreciation	(5,395,936)	(36,921)

Processing plant under construction – net	-	3,791,736
Computer equipment – net	15,122	2,946
Field equipment – net	95,614	-
Furniture and fixtures – net	1,410	5,830
Leasehold improvements – net	4,628	9,230
Total Property, plant and equipment, net	116,774	3,809,742

The Company recorded depreciation expense in the amounts of $28,779 and $10,986 during the years ended December 31, 2025, and 2024, respectively.

The Company recorded an impairment charge of $5,330,236 million related to a partially completed plant during the year ended December 31, 2025. The impairment was triggered by management’s determination that the plant is not included in ongoing discussions regarding potential property dispositions and is unlikely to be completed or placed into service. As a result, the Company concluded that the carrying amount of the asset was not recoverable.

The asset was written down to its estimated fair value, which was determined using a market-based assessment of expected recoverable value and was considered negligible. The impairment charge is included in impairment of long-lived assets in the Consolidated Statements of Operations and relates to the Company’s single reportable segment.

No impairment charges were recorded during the year ended December 31, 2024.

NOTE 6. OIL AND NATURAL GAS PROPERTIES

	December 31, 2025	December 31, 2024
Evaluated oil and natural gas properties – cost	16,834,411	6,933,071
Accumulated depletion and impairment	(13,537,453)	(6,142,978)
Oil and natural gas properties, net	3,296,958	790,093

The Company had no unevaluated properties at December 31, 2025, and 2024.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

The Company recorded depletion expense in the amounts of $662,071 and $716,490 during the years ended December 31, 2025, and 2024, respectively. The Company recorded a ceiling test impairment of approximately $6,732,403 million for the year ended December 31, 2025 and no ceiling test impairments for the year ended December 31, 2024. The ceiling test impairments was driven by a change in strategy which resulted in the removal of the Company’s proved undeveloped locations.

Additions

During the year ended December 31, 2025, the Company recorded approximately $9,901,340 million of costs related to revisions to estimated plugging and abandonment costs.

Disposals

In June 2024, the Company assigned interest in certain properties located in Chaves County, New Mexico to Earnest Producing Corporation (“Earnest”), an entity controlled by Joel Solis, the Company’s chairman. The amount recorded as a deduction of Evaluated oil and natural gas properties – cost was $193,229. This was based on a $166,449 fair value calculated for the properties and assumption of the asset retirement obligations by Earnest. At the time of the assignment, the asset retirement costs recorded on the Company’s consolidated balance sheets associated with these properties was $26,780. (See Note 9. Related Party Transactions).

NOTE 7. NOTES PAYABLE

AirLife Note Payable

On August 25, 2023, the Company, through its wholly owned subsidiary NEH Midstream, entered into a Promissory Note (“AirLife Note”) with AirLife Gases USA Inc. (“AirLife”). Under the AirLife Note, NEH Midstream agreed to pay AirLife the principal sum of $2,000,000 or such lesser amount as shall equal the outstanding principal amount of the Advance made to NEH Midstream by AirLife. The entire balance will be due on the earlier of (i) the date that is 18 months after the commencement date as defined the Purchase and Sale Agreement between NEH Midstream and AirLife dated August 25, 2023, or (ii) May 30, 2027. Interest shall accrue at 0.0211%, compounded daily, equivalent to an annual interest rate of 8%, commencing on the date the advance was made and continuing until repaid. The Company’s interest in certain oil and natural gas properties, included within the Oil and natural gas properties, net (full cost) balance on the Company’s consolidated balance sheets are pledged as collateral for the AirLife Note. As of December 31, 2025, and 2024, the amount outstanding under the AirLife Note, including accrued interest of $0 and $2,217,823, respectively, and recorded as Notes payable — noncurrent on the Company’s consolidated balance sheets.

Pursuant to the terms of the Purchase Agreement, if the Purchase Agreement is terminated due to delay of the November 30, 2025 Commencement Date, succession of plant operations or early termination of the Purchase Agreement, the Company will be required to pay the total amount of remaining monthly installments of the AirLife Note within five (5) days of the date of such termination. (See Note 15 and Note 19).

On October 22, 2025, AirLife provided the Company with formal notice of termination of the Liquid Helium Agreement, with such termination to be effective November 30, 2025, provided that the Commencement Date (as defined in the agreement) has not occurred.

In accordance with the termination provisions of the Promissory Note dated October 25, 2023, issued by the Company to AirLife, the Company became obligated to pay $2,382,256, representing the Adjusted Advance Amount of $382,256 and reimbursement of a $2,000,000 advance, within five (5) days of the termination date. The Company made this payment to AirLife on December 5, 2025.

Fourth Amended and Restated Equity Purchase Facility Agreement

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

Until the termination of the EPFA, the Company must maintain a minimum cash balance of $500,000.

As an inducement to entering into the EPFA, a designee of the EPFA Investor received 550,000 shares of ROCL and such shares were converted into 550,000 shares of Common Stock in connection with Business Combination.

The EPFA also provides for the issuance of two pre-paid advances in the aggregate amount of $10 million as discussed below.

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

Convertible Notes

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

On December 6, 2024, the Company drew the first prepaid advance of $7,000,000, net of an original issue discount of $490,000 and debt issuance costs of $5,048,574.

On January 16, 2025, following the effectiveness of the Company’s Registration Statement on Form S-1, on December 30, 2024, the Company issued another Senior Secured Convertible Promissory Note (the “Subsequent Note”) to the Investor in an aggregate principal amount of $3.0 million for an aggregate purchase price of $2.79 million after giving effect to a 7% original issue discount and debt issuance costs of $347,498. The Subsequent Note is for a term of 15 months from the Issuance Date.

The outstanding balance on the Convertible Note and the Subsequent Note, net of debt discount, as of December 31, 2025 and December 31, 2024 was $0 and $2,233,712, respectively.

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

As of December 31, 2025, and December 31, 2024, the accrued interest on the Convertible Note in the consolidated balance sheets was $0 and $49,863, respectively.

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

Pursuant to the terms of the A&R EPFA, the Floor Price is currently set at $0.7176 per Common Share, which is equal to 20% of the average five-day VWAP of the Common Shares on January 15, 2025, which is the date the Company’s resale registration statement on Form S-1 was declared effective. The A&R EPFA further provides that, beginning on July 15, 2025 and on the same day of every six(6) months thereafter (each, a “Floor Price Reset Date”), the Floor Price shall be adjusted (downwards only) to 20% of the average VWAP of the common stock during the five (5) trading days immediately prior to such Floor Price Reset Date. Notwithstanding the foregoing and subject to the rules and regulations of the Nasdaq Stock Market LLC, the Company may reduce the Floor Price then in effect to any amount set forth in a written notice to the Investor; provided that such reduction shall be irrevocable and shall not be subject to increase thereafter.

The table below summarizes the outstanding notes payable as of December 31, 2025 and 2024, including the effects of discounts and debt issuance costs:

	December 31, 2025	December 31, 2024
Current
Convertible note due 2026	-	7,000,000
Discounts, net (1)	-	(462,602)
Debt issuance costs, net (2)	-	(4,303,686)
Total, convertible note	-	2,233,712

Airlife Note – principal	-	2,000,000
Airlife Note – accrued interest	-	217,823
Total, Airlife Note	-	2,217,823

(1)	Discounts as of December 31, 2025 and 2024 consisted of $0 and $490,000, respectively, net of accumulated amortization of $0 and $27,398, respectively. The remaining unamortized discount balance was fully amortized or written off during the year ended December 31, 2025 in connection with the partial conversion and subsequent repayment of the note.

(2)	Debt issuance costs as of December 31, 2025 and 2024 consisted of $0 and $4,558,574, respectively, net of accumulated amortization of $0 and $254,888, respectively. The remaining unamortized debt issuance costs were fully amortized or written off during the year ended December 31, 2025 upon the partial conversion and repayment of the related debt.

The table below presents the disaggregation of interest expense for the year ended December 31, 2025:

December 31, 2025
Contractual interest expense	1,315,624
Debt discount amortization	763,043
Debt issuance cost amortization	2,704,709
Total	4,783,376

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

NOTE 8. LEASE LIABILITIES

The Company currently occupies office space in Midland, Texas under a month-to-month arrangement. The Company is reviewing its options regarding continued use of this office space and will continue to expense the cost to use this office. The Company vacated its current office in Midland on February 28, 2026 and relocated to a short-term office space also in Midland while the Company explores other options for permanent office space in the Midland area. The Company previously occupied office space in Hermosa Beach, California, however, on July 31, 2025, the Company provided notice to vacate the Hermosa Beach office no later than August 29, 2025. The Company has vacated this office space.

There are no future minimum rental payments required under operating leases as of December 31, 2025, and 2024.

NOTE 9. RELATED PARTY TRANSACTIONS

Balance outstanding of related parties:

Name of Party	Receivable/Payable	December 31, 2025	December 31, 2024
SharonAI	Receivable, net (reimbursement from joint venture partner)	$2,551,932	$-
Total	Receivable	2,551,932	-

Mike Rugen	Payable (reimbursable business expenses)	-	1,354
Charles Nelson	Payable (director related stock compensation)	140,000	-
Ondrej Sestak	Payable (consulting compensation)	25,000	-
Total	Payable	$165,000	$1,354

During the year ended December 31, 2025, the Company paid $380,000 in cash compensation and $133,500 in stock compensation to Charles Nelson, a related party, for consulting services. No amounts related to these services were outstanding as of December 31, 2025. No consulting services were provided by related parties during the year ended December 31, 2024.

The SharonAI receivable above is stated net of an allowance for credit losses of $185,808.

NOTE 10: OTHER CURRENT LIABILITIES

The following table presents the components of other current liabilities as of the dates indicated:

	December 31, 2025	December 31, 2024
Royalty payable - ONRR	90,740	27,896
Installment agreement - ONRR	-	19,681
Total other current liabilities	90,740	47,577

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

The Company used the following inputs in its calculation of its asset retirement obligations.

	December 31, 2025	December 31, 2024
Inflation rate	3.686	3.042
Discount factor	10.0	10.0
Estimated asset life	4-50 years	9 - 49 years

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

The following table shows the change in the Company’s ARO liability for the years ended December 31, 2025 and 2024:

Asset retirement obligations, December 31, 2023	1,654,968
Liabilities sold	(26,780)
Liabilities settled	(28,087)
Change in estimates	435,067
Accretion expense	162,896
Asset retirement obligations, December 31, 2024	2,198,064
Change in estimates	9,901,340
Accretion expense	219,728
Asset retirement obligations, December 31, 2025	12,319,132

The liabilities sold during the year ended December 31, 2024 represented the asset retirement obligations associated with certain properties located in Chaves County, New Mexico that were assigned to Earnest Producing Corporation by the Company. (See Note 9. Related Party Transactions).

During 2025, the Company’s two helium contracts expired. With no supporting helium contracts, the Company was unable to justify carrying helium volumes in forecasted Proved Helium reserves. As a result, the estimated economic lives of many of our producing properties shortened considerably, therefore resulting in a large change in ARO estimates.

NOTE 12. EQUITY

Reorganization Agreement and Plan Share Exchange and Issuance of Shares

Preferred stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding, respectively.

Common stock - The Company is authorized to issue 245,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2025, there were 53,623,529 shares issued and 53,449,171 shares outstanding. As of December 31, 2024, there were 13,165,152 shares issued and 12,990,794 shares outstanding. Each share of Common Stock has one vote and has similar rights and obligations.

Share Issuances

The Company issued the following shares under the EPFA:

●	800,000 shares issued on January 22, 2025, at approximately $2.64 per share for an aggregate of $ 2,112,800.

●	15,000 shares issued on January 31, 2025, at approximately $2.67 per share for an aggregate of $40,042.

●	20,000 shares issued on February 25, 2025, at approximately $2.28 per share for an aggregate amount of $45,600.

●	523,257 shares issued during April 2025, at a weighted average price of approximately $0.82 per share for an aggregate amount of $429,849.

●	1,181,026 shares issued during May 2025, at a weighted average price of approximately $0.56 per share for an aggregate amount of $ $658,406.

●	9,827,193 shares issued during June 2025, at a weighted average price of approximately $0.52 per share for an aggregate amount of $5,127,096.

●	497,265 shares issued during July 2025, at a weighted average price of approximately $0.42 per share for an aggregate amount of $207,436.

●	19,535,990 shares issued during September 2025, at a weighted average price of approximately $0.70 per share for an aggregate amount of $13,605,770.

●	495,000 shares issued during October 2025, at a weighted average price of approximately $2.70 per share for an aggregate amount of $1,326,105.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

On August 12, 2025, the Company and the Investor entered into a Fourth Amended and Restated Equity Purchase Facility Agreement (the “Fourth A&R EPFA”), which amends and restates the Third EPFA in its entirety. Pursuant to the Fourth A&R EPFA, we have the right, and not the obligation, to sell to the Investor up to $1.0 billion of Common Stock, which was increased from $75.0 million, at our request during the commitment period commencing on December 6, 2024 and terminating on the first day of the month following the36 month anniversary of December 6, 2024.

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

Warrants – As of December 31, 2025 and 2024, there are 5,750,000 Public Warrants and 230,750 Private Warrants outstanding. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

Pursuant to a securities purchase agreement, dated December 6, 2024, by and between us and ATW AI Infrastructure II LLC (the “Investor”) (together with the Form of First Tranche Warrant and Form of Second Tranche Warrant issued on December 6, 2024, the “Warrant Purchase Agreement”), we issued and sold to the Investor warrants to purchase shares of our Common Stock, comprised of two tranches (the “First Tranche Warrant” and “Second Tranche Warrant” and together, the “Investor Warrants”). The Warrant Purchase Agreement was amended by that certain Amended and Restated Consent and Waiver, dated January 16, 2026, by and between us and the Investor (the “Waiver”), pursuant to which, among other things, the Investor agreed to partially waive the anti-dilution provisions of the First Tranche Warrant and Second Tranche Warrant such that the exercise prices of the First Tranche Warrant and Second Tranche Warrant were each adjusted down solely to $2.00. The Investor also waived certain provisions of the Warrant Purchase Agreement relating to restrictions on Variable Rate Transactions (as defined in the Warrant Purchase Agreement), additional issuances of equity securities, redemption or payment of cash dividends, and stock splits. The parties agreed to certain administrative updates to the Warrant Purchase Agreement including cashless exercise after 75 days from the effective date of the Waiver (solely to the extent a resale registration statement is not effective), registration rights obligations, the provision of a transfer agent instruction letter, and a forced exercise provision granting the Company the right to force exercise of the Investor Warrants assuming certain conditions are met. The Investor Warrants may be exercised on any day on or after December 6, 2024, in whole or in part at $2.00 per share, subject to certain adjustments as provided in the applicable Warrant.

The number of shares of common stock issuable upon exercise of the First Tranche Warrant is equal to the quotient of (i) the product of (x) $10 million minus any amounts previously paid to exercise the Investor Warrants and (y) multiplied by 110%, and (ii) divided by the exercise price then in effect. Currently, the number of shares of common stock issuable upon exercise of the First Tranche Warrant is equal to 5,500,000, assuming an exercise price of $2.00. The number of shares of common stock issuable upon exercise of the Second Tranche Warrant, assuming an exercise price of $2.00, is equal to 10,700,000.

The Company has analyzed the Public Warrants, Private Warrants, and Investor Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480 or ASC 815.

NOTE 13. INCOME TAXES

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions.

The components of the Company’s consolidated provision for income taxes from operations are as follows:

	December 31, 2025	December 31, 2024
Current provision for income taxes:
Federal	-	-
State	-	-
Total current provision for income taxes	-	-
Deferred income tax benefit:
Federal	-	515,428
State	-	93,072
Total deferred income tax benefit	-	608,500
Total provision for income taxes	-	608,500

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company files federal and New Mexico income tax returns. The Company is current with all its federal and state tax filings. The 2024 through 2025 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

A reconciliation of the U.S. federal statutory rate to the Company’s effect income tax rate is as follows:

	December 31, 2025	Tax Rate	December 31, 2024	Tax Rate
Tax statutory rate	21%	-	21%	-
Income tax benefit at the federal statutory rate	(6,213,019)	21%	(2,766,516)	21%
Change in tax rates	-	-	(21,329)	0.16%
Nondeductible expenses	62,209	(0.21)%	1,232,605	(9.36)%
Return-to-provision adjustment	-	-	16,729	(0.13)%
State taxes, net of federal benefit	(1,365,187)	4.61%	(340,455)	2.58%
Change in valuation allowance	7,515,997	(25.4)%	2,487,466	(18.88)%
Other	-	-	-	-
Income tax benefit	-	-	608,500	(4.62)%
Effective income tax rate	0.0%		(4.6)%

GAAP requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Significant components of net deferred tax assets (liabilities) at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Depreciation and depletion on oil and gas assets	2,560,721	691,341
Impairment	1,445,828	-
Stock based compensation	100,360	311,178
Bad debt	102,557	-
Net operating loss carryforwards	5,831,512	1,494,132
Total deferred tax assets	10,040,978	2,496,651
Deferred tax liabilities:
Prepaid expense	(33,733)	(4,564)
Other PPE depreciation	(3,782)	(4,621)
Total deferred tax assets (liabilities)	(37,515)	(9,185)
Net deferred tax assets (liabilities)	10,003,463	2,487,466
Valuation allowance	(10,003,463)	(2,487,466)
Net	-	-

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

As of December 31, 2025 and 2024, the Company has $22,725,194 and $5,822,578 federal net operating losses. The remaining net operating losses are subject to the 80% taxable income limitation. As of December 31, 2025 and 2024, the Company has $22,725,194 and $5,822,578 state net operating losses.

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

We have evaluated whether there were material uncertain tax positions requiring recognition in our financial statements. During the years ended December 31, 2025 and 2024, the Company recognized $0 uncertain tax liability.

NOTE 14. LOSS PER SHARE

The Company calculated net income/(loss) per share using the treasury stock method. The table below sets for the computation of basic and diluted net income/(loss) per share for the period presented below.

	December 31, 2025	December 31, 2024
Net loss	(29,585,804)	(13,782,384)
Basic weighted average common shares outstanding	28,435,950	12,985,830
Diluted weighted average common shares outstanding	-	-
Basic and diluted weighted average common shares outstanding	28,435,950	12,985,830
Basic and diluted net loss per share	(1.04)	(1.06)

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

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

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2026. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of December 31, 2025, and December 31, 2024, no amount was drawn down under the LOC.

Limited Liability Company Agreement

Texas Critical Data Centers (“TCDC”) Joint Venture

On January 21, 2025, we entered into a Limited Liability Company Agreement (the “LLC Agreement”) with SharonAI for the creation of TCDC as a joint venture of the Company and SharonAI (the “Joint Venture”). Pursuant to the terms of the LLC Agreement, the purpose of the Joint Venture was to engage in (i) the purchase, building, and development of a site in Texas with an initial 250 MW gas-fired power plant and corresponding data center, (ii) the operation of this site, and (iii) any and all lawful activities necessary or incidental thereto.

The Company reviewed the LLC Agreement under ASC 323 - Equity Method and Joint Ventures and determined that the LLC Agreement meets the definition of a joint venture. The Company further reviewed the LLC Agreement under ASC 810 –Consolidation and determined that the LLC Agreement does not meet the definition of a variable interest entity since the joint venture does not have sufficient equity at risk. The Company follows the equity method accounting for its investment in the joint venture.

The Company made a $75,000 contribution to the Joint Venture on April 16, 2025. On July 16, 2025, the Company made an additional contribution of $750,000. For the year ended December 31, 2025, the Company recognized an equity loss of $119,236, representing its 50% share of the joint venture’s net loss of $238,472. The carrying amount of the investment as of December 31, 2025, was $3,631,005.

On January 16, 2026, we acquired SharonAI’s equity interests in TCDC pursuant to the Membership Interest Purchase Agreement, dated as of January 16, 2026, by and between the Company and SharonAI, for an aggregate purchase price of $70 million, of which (a) $10 million is payable in cash, (b) $10 million is payable in equity securities to be issued in connection with the Company’s next equity financing transaction, and (c) $50 million is payable in the form of a senior secured convertible promissory note. The entirety of the acquisition consideration is subject to a 19.99% ownership cap.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

The following tables set forth certain financial information of TCDC as of December 31, 2025 and for the year ended December 31, 2025:

As of December 31, 2025
Assets
Current assets
Cash	$30,615
Total current assets	30,615

Asset under development	445,070
Land	6,681,362
Total assets	$7,157,047

Accounts Payable and accrued expenses	$195,038
Total liabilities	195,038

Commitments and contingencies (see Note 15)

Member’s equity	6,962,009
Total liabilities and equity	$7,157,047

Year Ended December 31, 2025
Net loss	$(238,473)

Contract for Sale and Purchase of Liquid Helium

On August 25, 2023, (the “Effective Date”) the Company entered into an agreement (the “Purchase Agreement”) with AirLife Gases USA Inc., a Delaware corporation (the “Buyer”). Pursuant to the terms of the Purchase Agreement, the Company intends to transport a portion of its gaseous helium production to a helium liquefaction plant located in Keyes, Oklahoma (the “Tolling Facility”) and the Buyer desires to purchase a portion of the gaseous helium produced by the Company. The term of the Purchase Agreement commenced on the Effective Date and will expire on the tenth (10th anniversary) of the first day of the month in which the Company’s third-party tolling provider completes filling the first container with liquid helium for delivery to the Buyer at the Tolling Facility (the “Commencement Date”). If the Commencement Date has not occurred by November 30, 2025, for any reason, the Buyer has the right to terminate the Purchase Agreement (See Note, 18). On October 22, 2025, AirLife provided the Company with formal notice of termination of the Liquid Helium Agreement, with such termination to be effective November 30, 2025, provided that the Commencement Date (as defined in the agreement) has not occurred.

In accordance with the termination provisions of the Promissory Note dated October 25, 2023, issued by the Company to AirLife, the Company became obligated to pay $2,382,256, representing the Adjusted Advance Amount of $382,256 and reimbursement of a $2,000,000 advance, within five (5) days of the termination date. The Company made this payment to AirLife on December 5, 2025.

Agreement with Arjae Design Solutions Ltd.

On September 22, 2025, the Company entered into an agreement with Arjae Design Solutions Ltd (“Arjae”). In this agreement, the Company is required to make a $125,000 per month payment (the “Installation Payments”) starting in September 2025 and ending in May 2026 (the “Installment Period”). If the Company makes all of the Installation Payments, upon expiration of the installment period, the Company has the option to assign the Commercial & Technical Proposal dated July 10, 2023, a Purchase Order dated July 1, 2023 and Arjae’s Terms & Conditions – Equipment & Material Supply (the “Underlying Agreement”) with respect to the Pecos Slope Helium Recovery Facility. This assignment is subject to the consent of Arjae, such consent not to be unreasonably withheld. Should the Company elect not to assign the Underlying Agreement, the Company may terminate the Underlying Agreement by making a payment to Arjae in the amount of $933,200 (the “Termination Payment”). This payment would be considered the full and final payment relating to the termination of the Underlying Agreement. The Installation Payments will not be allocation towards the Termination Payment.

Financing Agreement for Director and Officer Insurance

On December 6, 2025, the Company entered into a financing agreement with First Insurance Funding (“the Finance Agreement”) to finance a portion of the Company’s directors’ and officers’ insurance policy. The agreement required a downpayment of $43,500 with the unpaid balance of $391,500 to be financed at an annual percentage rate of 7.25% over a 10-month period commencing in January 2026 and ending in October 2026 (the “Financing Period”). The total amount to be paid during the Financing Period will be $404,627, which includes $13,127 in interest.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

NOTE 16: REVENUES

The following table presents the revenue by type as of the dates indicated:

	December 31, 2025	December 31, 2024
Natural gas	2,516,970	1,336,137
Less gathering and processing	(1,871,492)	(1,084,325)
Natural gas, net	645,478	251,812
NGL	239,922	254,172
Oil	-	26,796
Total revenue, net	885,400	532,780

NOTE 17. FAIR VALUE MEASUREMENTS

The Company accounts for certain liabilities at fair value and classifies these liabilities with the fair value hierarchy. Our asset retirement obligation liabilities are measured at fair value on a non-recurring basis.

Assets and liabilities subject to fair value measurements are as follows:

December 31, 2025	Level 1	Level 2	Level 3	Total
Liability:
ARO liabilities	-	-	12,319,132	12,319,132

December 31, 2024	Level 1	Level 2	Level 3	Total
Asset:
Equity facility derivative asset	-	-	16,999	16,999

Liability:
ARO liabilities	-	-	2,198,064	2,198,064
Assignment of interest in certain properties	-	-	166,449	166,449
Embedded derivative liability	-	-	309,181	309,181

The carrying value of cash and cash equivalents, accounts receivable, prepaid and other current assets, related party receivable, accounts payable, accrued liabilities, due to related party, and other current liabilities, as reflected in the consolidated balance sheets, approximate fair value, due to the short-term maturity of these instruments. The carrying value of notes payable approximates their fair value due to immaterial changes in market interest rates.

The equity facility derivative asset and the embedded derivative liability were valued using a Monte Carlo model.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

The following table presents quantitative information regarding the Level 3 fair value measurements of the embedded derivative as of December 6, 2024 and January 15, 2025.

	Embedded Derivative Liability January 15, 2025 (Initial Measurement)	Equity Facility Derivative Asset December 6, 2024 (Initial Measurement)	Embedded Derivative Liability December 6, 2024 (Initial Measurement)
Conversion price	10.00	-	10.00
Share price	3.00	9.88	9.88
Volatility	32.0	29.0	28.0
Probability of default	41.0	0.0	41.0
Risk-free rate	4.1	4.2	4.1
Dividend yield	-	-	-

	Embedded Derivative Liabilities	Equity Facility Derivative Asset
Fair value as of January 1, 2025	309,181	16,999
Initial fair value as of January 15, 2025	263,012	-
Change in valuation inputs or other assumptions	(572,193)	(16,999)
Fair value as of December 31, 2025	-	-

NOTE 18. SEGMENTATION

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer who reviews total assets and income (loss) from operation of the single reportable segment of the Company as a whole to make decisions about allocating resources and assessing financial performance. make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company has one reportable segment, as the Chief Operating Decision Maker reviews operating income (loss) on a consolidated basis in evaluating performance and allocating resources.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statement of operations as net income or loss. The measure of segment assets and liabilities is reported on the consolidated balance sheet as total assets and total liabilities. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss, total assets and total liabilities, which include the following:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	1,202,728	1,053,744
Property and equipment, net	116,774	3,809,742
Oil and natural gas properties, net	3,296,958	790,093

	December 31, 2025	December 31, 2024
Revenue, net	885,400	532,780
Lease operating expenses	1,228,583	1,179,729
General and administrative expenses	11,186,863	11,195,409

NOTE 19. STOCK-BASED COMPENSATION

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

In addition, on July 2, 2025, the Company granted 665,000 fully vested, non-qualified stock options under its 2024 Equity Incentive Plan (the “Plan”) to certain executive officers and employees. Each option has an exercise price of $0.5349 per share and a contractual term of ten years. The options were fully vested on the grant date.

Because both the stock-option and stock-grant awards were fully vested upon issuance, the Company recognized the entire grant-date fair value as stock-based compensation expense in accordance with ASC 718 during the year ended December 31, 2025. All stock-based compensation is recorded within general and administrative expenses in the consolidated statements of operations.

Stock options granted are valued using a Black-Scholes option-pricing model. The weighted-average assumptions used in the calculation were as follows:

Exercise price	0.53
Term (years)	10.00
Expected stock price volatility	72.82%
Risk-free rate of interest	3.87%

Based on these assumptions, the weighted-average grant-date fair value of the stock options was approximately $0.34 per option, resulting in total option-related expense of approximately $225 thousand.

For the year ended December 31, 2025, the Company recognized total stock-based compensation expense of approximately $976 thousand, which includes approximately $170 thousand of accrued stock-based compensation. For the year ended December 31, 2024, the Company recognized approximately $6.9 million of total stock-based compensation expense.

No additional stock-based awards were granted, forfeited, or canceled during the period. As of December 31, 2025, there was no unrecognized compensation expense related to outstanding stock-based compensation awards.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

A summary of stock option activity under the Plan for the year ended December 31, 2025, is presented below

	Number of Options	Weighted- Average Exercise Price ($)
Outstanding at January 1, 2025	-	-
Granted	665,000	$0.53
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2025	665,000	$0.53

Exercisable at December 31, 2025	665,000	$0.53

At December 31, 2025, the aggregate intrinsic value of outstanding stock options was approximately $1.6 million and the weighted-average remaining contractual term was approximately 9.5 years.

NOTE 20. SUBSEQUENT EVENTS

SharonAI Purchase Agreement

On January 16, 2026, the Company completed its previously announced acquisition of SharonAI’s equity interests in TCDC pursuant to the Membership Interest Purchase Agreement, dated as of January 16, 2026, by and between the Company and SharonAI (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, the Company acquired SharonAI’s equity interests in TCDC for an aggregate purchase price of $70 million, of which (a) $10 million is payable in cash, (b) $10 million is payable in equity securities to be issued in connection with the Company’s next equity financing transaction, and (c) $50 million is payable in the form of a senior secured convertible promissory note (the “Convertible Note”). The entirety of the acquisition consideration is subject to a 19.99% ownership cap. The Purchase Agreement contains customary representations, warranties and covenants of the parties.

Equity Awards

On January 28, 2026, the Company granted restricted stock units (“RSUs”) and performance stock units (“PSUs”) to E. Will Gray II, the Company’s Chief Executive Officer, and Charles Nelson, the Company’s President and Chief Operating Officer. Each executive was granted PSUs covering 3,664,036 shares of common stock and RSUs covering 1,221,345 shares of common stock. The awards vest subject to specified service and performance conditions and were granted pursuant to the Company’s equity incentive plan.

Convertible Note

The Convertible Note matures on June 30, 2026 and has an interest rate of 10% per annum payable on the maturity date in cash. The Convertible Note is secured by the Company’s ownership in TCDC and the assets of TCDC. SharonAI may convert 20% of the Convertible Note into shares of the Company’s Common Stock at a conversion price equal to the 30-day volume-weighted average price of the Common Stock prior to the conversion date. The conversion price for the Convertible Note has a floor of 20% of the market price on the closing date of the Purchase Agreement. Based on the closing share price of $4.33 on January 16, 2026, the maximum number of shares of Common Stock issuable pursuant to the Convertible Note, assuming a floor price of $0.87, is approximately 11.5 million shares. The Convertible Note contains customary affirmative and negative covenants of the Company.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

Waiver

On February 1, 2026, the Company entered into an Amended and Restated Consent and Waiver (the “Amended Waiver”) with the Investor pursuant to which the Investor agreed to partially waive the anti-dilution provisions of the First Tranche Warrant and Second Tranche Warrant such that the exercise prices of the First Tranche Warrant and Second Tranche Warrant were each adjusted down solely to $2.00. As a result of the anti-dilution adjustments in the Investor Warrants, as modified by the Amended Waiver, the number of shares of Common Stock of the Company issuable pursuant to the First Tranche Warrant total 5.5 million shares and the number of shares of Common Stock issuable pursuant to the Second Tranche Warrant total 10.7 million shares.

The Investor also waived certain provisions of the Securities Purchase Agreement relating to restrictions on Variable Rate Transactions (as defined in the Securities Purchase Agreement), additional issuances of equity securities, redemption or payment of cash dividends, and stock splits. The parties agreed to certain administrative updates to the Securities Purchase Agreement including cashless exercise after 75 days from the effective date of the Amended Waiver (solely to the extent a resale registration statement is not effective), registration rights obligations, the provision of a transfer agent instruction letter, and a forced exercise provision granting the Company the right to force exercise of the Investor Warrants assuming certain conditions are met.

NOTE 21. SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

The Company only has one reportable operating segment, which is oil and natural gas development, exploration and production in the United States. See the Company’s accompanying consolidated statements of operations for information about results of operations for oil and natural gas producing activities.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

Net Capitalized Costs

The table below reflects the capitalized costs of the Company’s oil and natural gas properties and the related accumulated depletion:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Proved Oil and natural gas properties	16,834,411	6,933,071
Unproved oil and natural gas properties	-	-
Total proved and unproved oil and natural gas properties	16,834,411	6,933,071
Less accumulated depletion and impairment	(13,537,453)	(6,142,978)
Net capitalized cost	3,296,958	790,093

Cost Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The following table reflects costs incurred in oil and natural gas property acquisition, development, and exploratory activities:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Acquisition costs:
Property acquisitions – proved	-	2,526
Property acquisitions – unproved	-	-
Exploration costs	-	-
Development costs	-	171,615
ARO liabilities incurred and change in estimates, net	9,901,340	583,981
Total	9,901,340	758,122

Results of Operations From Oil and Natural Gas Producing Activities

The follow table reflects the Company’s results of operations for oil and natural gas producing activities:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Revenues, net	885,400	532,780
Less:
Lease operating expense	1,228,583	1,179,728
Depletion	662,071	716,491
Accretion of discount on asset retirement obligations	219,728	162,896
Impairment	6,732,048	-
Results of operation from oil and natural gas producing activities	(7,957,030)	(1,526,335)

The depletion rate used for the years ended December 31, 2025 and 2024 were $0.68 per Mcfe and $0.77 per Mcfe, respectively.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

Oil and Natural Gas Reserves

Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12- month average price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each of the twelve months prior to the end of the reporting period. These prices as of December 31, 2025, 2024, and 2023 were $65.34, $75.48, and $78.22 per barrel for oil and $3.39, $2.13, and $2.64 per MMBtu for natural gas, respectively. The estimated realized prices used in computing the Company’s reserves as of December 31, 2025, were as follows: (i) $0.00 per barrel of oil as there were no oil reserve volumes, (ii) $0.00 per barrel of NGL, as there were no NGL reserve volumes, (iii) $2.36 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2024, were as follows: (i) $48.73 per barrel of oil, (ii) $30.19 per barrel of NGL, (iii) $1.32 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2023, were as follows: (i) $37.40 per barrel of oil, (ii) $31.29 per barrel of NGL, (iii) $1.97 per Mcf of natural gas. The prices were held constant and adjusted for gravity, heating value, quality, transportation, and marketing.

The proved reserve estimates as of December 31, 2025, 2024, and 2023 were prepared by MKM Engineering, independent reservoir engineers, and reflect the Company’s current development plans. All estimates of proved reserves are determined according to the rules prescribed by the SEC in existence at the time the estimates were made. These rules require that the standard of “reasonable certainty” be applied to proved reserve estimates, which is defined as having a high degree of confidence that the quantities will be recovered. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as more technical and economic data becomes available, a positive or upward revision or no revision is much more likely than a negative or downward revision. Estimates are subject to revision based upon a number of factors, including many factors beyond the Company’s control, such as reservoir performance, prices, economic conditions, and government restrictions. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of that estimate.

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

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

The following table reflects changes in proved reserves during the periods indicated:

	Oil	NGL	Gas
	(Bbl)	(Bbl)	(Mcf)	(Mcfe)
Proved reserves on December 31, 2022	94,390	4,232,200	63,496,220	89,455,760
Discoveries and extensions	10,590	232,500	3,345,420	4,803,960
Purchase of reserves in place	21,230	11,340	638,590	834,010
Sale of reserves in place	(12,840)	-	(4,047,390)	(4,124,430)
Revisions of previous estimates	51,716	(601,905)	(4,520,875)	(7,822,014)
Production	(2,076)	(2,285)	(830,145)	(856,306)
Proved reserves on December 31, 2023	163,010	3,871,850	58,081,820	82,290,980
Discoveries and extensions	-	-	-	-
Purchase of reserves in place	-	-	-	-
Sale of reserves in place	(49,000)	-	(5,000)	(302,000)
Revisions of previous estimates	(72,505)	279,439	3,196,695	4,441,299
Production	(325)	(4,379)	(903,985)	(932,209)
Proved reserves on December 31, 2024	41,180	4,146,910	60,369,530	85,498,070
Discoveries and extensions	-	-	-	-
Purchase of reserves in place	-	-	-	-
Sale of reserves in place	-	-	-	-
Revisions of previous estimates	(41,180)	(4,142,188)	(44,332,351)	(69,432,560)
Production	-	(4,722)	(939,949)	(968,280)
Proved reserves on December 31, 2025	-	-	15,097,230	15,097,230
Proved developed reserves at:
December 31, 2022	94,390	-	29,711,410	30,277,750
December 31, 2023	163,010	-	28,527,300	29,505,360
December 31, 2024	41,180	-	29,628,600	29,875,650
December 31, 2025	-	-	15,097,230	15,097,230
Proved undeveloped reserves at:
December 31, 2022	-	4,232,200	33,784,810	59,178,010
December 31, 2023	-	3,871,850	29,554,520	52,785,620
December 31, 2024	-	4,146,910	30,740,930	55,622,420
December 31, 2025	-	-	-	-

The Company had no Proved Undeveloped Reserves at December 31, 2025. The Company’s Proved Undeveloped Reserves at December 31, 2024 and 2023 were 80 drilling locations. The reduction in drilling locations at December 31, 2025 were a result of a change in Company strategy. The reduction in drilling locations at December 31, 2023 were a result of delays in the Company’s drilling program. None of these locations are added or removed as a result of changes in prices or costs.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Audited Consolidated Financial Statements

The amounts included in Discoveries and Extensions during 2022 were primarily related to inclusion of the proved undeveloped locations described in the above paragraph. The amounts included in Discoveries and extensions in 2023 were primarily related to behind pipe opportunities as a result of further property evaluations conducted during 2023.

Positive revisions of previous estimates of 9,539,800 Mcfe during 2022 related to a $3.39 per Mcf increase in natural gas prices and positive revision of 579,444 Mcfe related to well performance. Positive revisions of previous estimates of 9,539,800 Mcfe during 2022 were related to a $3.39 per Mcf increase in natural gas prices well performance, and positive revisions of 319,893 Mcfe related to well performance. Negative revisions of previous estimates of 7,787,700 Mcfe during 2023 resulted from removal of proved undeveloped locations due to a delay in the start of operations of the Pecos Slope Gas Plant, negative revisions of 163,100 Mcfe related to pricing, partially offset by positive revisions of 128,786 Mcfe related to well performance. Positive revisions of previous estimates of 4,441,309 Mcfe during 2024 related to a 3,134,000 positive revision primarily related to reduced operating related costs partially offset by $0.64 per Mcf decrease in natural gas prices and 1,307,309 Mcfe positive revision related to well performance. Negative revisions of previous estimates of 69,432,560 Mcfe during 2025 related to a change in Company strategy.

Standardized Measure of discounted Future Net Cash Flows

The following table reflects the Company’s standardized measure of discounted future net cash flows relating from its proved oil and natural gas reserves:

	December 31, 2025	December 31, 2024	December 31, 2023

Future cash inflows	35,635,790	207,127,260	241,246,940
Future production costs	(27,602,300)	(95,300,230)	(110,389,040)
Future development costs*	(23,965,550)	(90,159,460)	(81,950,970)
Future income tax expense	-	(12,600,170)	(17,221,680)
Future net cash flows	(15,932,060)	9,067,400	31,685,250
Discount to present value at 10-% annual rate	9,660,740	(19,263,060)	(30,927,340)
Standardized measure of discounted future net cash flows	(6,271,320)	(10,195,660)	757,910

*	Includes all estimated future costs that will be incurred to settle our asset retirement obligations

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves:

	December 31, 2025	December 31, 2024	December 31, 2023

Standardized measure of discounted future net cash flows, beginning of year	(10,195,660)	757,910	47,847,850
Sales of oil and gas, net of production costs and taxes	108,930	536,360	720,356
Net changes in prices and production costs	(7,842,390)	(17,169,560)	(73,270,210)
Changes in further development costs	54,805,380	(13,980,180)	10,118,660
Discoveries and extensions	-	-	1,788,800
Revision in previous quantity estimates	(55,507,810)	3,616,860	(9,848,690)
Previously estimated development costs incurred	-	-	-
Purchase of minerals in place	-	-	491,310
Sale of minerals in place	-	(265,930)	(3,463,350)
Net change in income taxes	7,612,400	1,724,880	18,397,390
Accretion of discount	456,920	1,095,900	6,990,340
Changes in timing and other	4,290,910	13,488,100	985,454
Standardized measure of discounted future net cash flows, end of year	(6,271,320)	(10,195,660)	757,910

The amounts included in Discoveries and Extensions during 2023 were related to behind pipe opportunities as a result of further property evaluations conducted during 2023.