Form 10-K/A
period 2025-12-31
New ERA Energy & Digital, Inc.
filed 2026-03-13
CIK 2028336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of New Era Energy & Digital, Inc. (the “Company”) for the year ended December 31, 2025, as originally filed with the Securities and Exchange Commission on March 12, 2026 (the “Original Form 10-K”), is being filed solely to file (i) an updated reserve report of MKM Engineering, the Company’s independent oil and gas engineering consulting firm and (ii) updated consents of Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm, and MKM Engineering.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company’s Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) as Exhibits 31.1 and 31.2. This Amendment No. 1 does not include certifications under Section 906 of Sarbanes-Oxley because no financial statements are being filed with this Amendment No. 1.

Except as set forth in this Amendment No. 1, no other changes have been made to the Original Form 10-K. The Original Form 10-K has not been amended or updated to reflect events occurring after the filing date of the Original Form 10-K, except as specifically set forth in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below.

No.
2.1**	Business Combination Agreement, dated January 3, 2024, by and among New Era Helium Corp., Roth CH Acquisition V Co., and Roth CH V Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2024, File No. 001-41105).

2.2**	First Amendment to the Business Combination Agreement, dated June 5, 2024, by and among New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Merger Sub Corp., and Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024, File No. 001-41105).

2.3**	Second Amendment to the Business Combination Agreement, dated August 8, 2024, by and among New Era Helium Corp., Roth CH Acquisition V Co. and Roth CH V Merger Sub Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 31, 2024, File No. 001-41105).

2.4**	Third Amendment to the Business Combination Agreement, dated September 11, 2024, by and among New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Merger Sub Corp., and Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 31, 2024, File No. 001-41105).

2.5**	Fourth Amendment to the Business Combination Agreement, dated September 30, 2024, by and among New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Merger Sub Corp., and Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 31, 2024, File No. 001-41105).

3.1**	Articles of Merger of Roth CH Acquisition V Co. and Roth CH V Holdings, Inc. filed on December 6, 2024 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

3.2**	Articles of Merger of Roth CH V Merger Sub and New Era Helium Corp. filed on December 6, 2024 (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

3.3**	Amended and Restated Articles of Incorporation of Roth CH V Holdings, Inc. filed on December 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

3.4**	Certificate of Change pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).

3.5**	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).

3.6**	Amended and Restated Bylaws of Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

4.1**	Description of Securities (incorporated by reference to the Registration Statement on Form S-3 filed with the SEC on January 23, 2026 (Registration No. 333-292892)).

10.1**	Warrant Agreement, dated November 30, 2021, by and between ROCL and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.2**	Letter Agreement, dated November 30, 2021, by and among ROCL and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.3**	Investment Management Trust Agreement, dated November 30, 2021, by and between ROCL and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.4**	Indemnity Agreements, each dated November 30, 2021, by and between ROCL and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.5**	Stock Escrow Agreement, dated November 30, 2021, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.6**	Subscription Agreement, dated November 30, 2021, by and among the Company and the initial stockholders of the Company party thereto (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on December 3, 2021, File No. 001-41105).

10.7**	Insider Support Agreement, dated January 3, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp. and certain stockholders of Roth CH Acquisition V Co. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 5, 2024, File No. 001-41105).

10.8**	Company Support Agreement, dated January 3, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp. and certain shareholders of New Era Helium Corp. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on January 5, 2024, File No. 001-41105).

10.9**	Amended and Restated Registration Rights Agreement, dated December 6, 2024, by and among Roth CH V Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

10.10**	Letter Agreement, dated January 2, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp., Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on January 5, 2024, File No. 001-41105).

10.11**	Stock Plan (incorporated by reference to Annex C of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.12**	Percent of Proceeds Gas Purchase Agreement, dated June 1, 2021, by and between IACX Roswell LLC and Solis Partners, LLC (incorporated by reference to Exhibit 10.13 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.13**	Contract to Purchase, dated July 17, 2025, by and between Odessa Industrial Development Corp. and Texas Critical Data Centers LLC (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the SEC on July 29, 2025, File No. 001-42433).

10.14**	Contract to Purchase, dated November 21, 2025, by and between Odessa Industrial Development Corp. and Texas Critical Data Centers LLC (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the SEC on November 25, 2025, File No. 001-42433).

10.15**	Land Option Purchase Agreement, dated November 5, 2025, by and between the Company and Pearce Land & Cattle, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 12, 2025, File No. 001-42433).

10.16**	Contract for Sale and Purchase of Liquid Helium, dated August 25, 2023, by and between NEH Midstream LLC and Airlife Gases USA Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.17**	First Amendment to the Contract for Sale and Purchase of Liquid Helium, dated October 1, 2023, by and between NEH Midstream LLC, Airlife Gases USA, Inc. and Solis Partners, LLC (incorporated by reference to Exhibit 10.15 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.18**	Helium Tolling Agreement, dated September 1, 2023, by and between NEH Midstream LLC and Keyes Helium Company (incorporated by reference to Exhibit 10.16 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.19**	Gaseous Helium Sales Agreement, dated September 1, 2023, by and between NEH Midstream LLC and Matheson Tri-Gas, Inc. (incorporated by reference to Exhibit 10.17 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.20**	Contract for Sale and Purchase of Crude Helium, dated August 25, 2023, by and between NEH Midstream LLC and Badger Midstream Energy, LP (incorporated by reference to Exhibit 10.18 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.21**	Employment Agreement with Michael J. Rugen, dated April 15, 2024 (incorporated by reference to Exhibit 10.19 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.22**	Amended and Restated Employment Agreement with E. Will Gray II, dated January 1, 2026 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.23**	Assignment Agreement, dated April 19, 2024, by and among NEH Midstream LLC, Badger Midstream Energy, LP and AirLife Gases USA, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on S-4 initially filed with the SEC on June 28, 2024 (Registration No. 333-280591)).

10.24**	Fourth Amended and Restated Equity Purchase Facility Agreement, dated August 12, 2025 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).

10.25**	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.26 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.26**	Security Agreement, dated December 6, 2024, by and among New Era Helium Inc., New Era Helium Corp. and the other parties thereto (incorporated by reference to Exhibit 10.27 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.27**	Subsidiary Guarantee, dated December 6, 2024, by and among New Era Helium Inc. and the guarantors party thereto (incorporated by reference to Exhibit 10.28 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.28**	Securities Purchase Agreement, dated December 6, 2024, by and among New Era Helium Inc. and the buyer party thereto (incorporated by reference to Exhibit 10.29 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.29**	Form of First Tranche Warrant issued on December 6, 2024 (incorporated by reference to Exhibit 10.30 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.30**	Form of Second Tranche Warrant issued on December 6, 2024 (incorporated by reference to Exhibit 10.31 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.31**	Registration Rights Agreement (EPFA), dated December 6, 2024, by and between New Era Helium Inc. and the investor party thereto (incorporated by reference to Exhibit 10.32 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.32**	Registration Rights Agreement (Warrants), dated December 6, 2024, by and between New Era Helium Inc. and the investor party thereto (incorporated by reference to Exhibit 10.33 of the Registration Statement on S-1 initially filed with the SEC on December 30, 2024 (Registration No. 333-284076)).

10.33**	Employment Agreement with Charles Nelson, dated January 28, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.34**	Performance Award Agreement, dated January 28, 2026, by and between the Company and Charles Nelson (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.35**	Restricted Stock Unit Award Agreement, dated January 28, 2026, by and between the Company and Charles Nelson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.36**	Performance Award Agreement, dated January 28, 2026, by and between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 2, 2026).

10.37**	Restricted Stock Unit Award Agreement, dated January 28, 2026, by and between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.38**	Promissory Note, dated October 23, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2025, File No. 001-42433).

10.39**	Amendment, dated May 5, 2025, to Senior Secured Convertible Promissory Note, dated December 6, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by with the SEC on May 6, 2025, File No. 001-42433).

10.40**	Amendment, dated May 5, 2025, to Senior Secured Convertible Promissory Note, dated January 16, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 6, 2025, File No. 001-42433).

10.41**	Deed of Trust, dated October 22, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2025, File No. 001-42433).

10.42**	Release Agreement, dated October 23, 2025, by and among the Company and the shareholders party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 28, 2025, File No. 001-42433).

14.1**	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

16.1**	Letter from Grant Thornton Regarding Change in Certifying Accountant, dated December 12, 2024 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

19.1**	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025, File No. 001-42433).

21.1**	List of Subsidiaries.

23.1*	Consent of Weaver and Tidwell, L.L.P.

23.2*	Consent of MKM Engineering.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Clawback Policy (incorporated by reference to Exhibit 19.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025, File No. 001-42433).

99.1*	MKM Engineering Reserve Report.

101. INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Filed previously

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ERA ENERGY & DIGITAL, INC.

By:	/s/ E. Will Gray II
Name:	E. Will Gray II
Title:	Chief Executive Officer
Date:	March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ E. Will Gray II	Chief Executive Officer, interim Chief Financial Officer and Chairman of the Board	March 12, 2026
E. Will Gray II

*	President, Chief Operating Officer and Director	March 12, 2026
Charles Nelson

*	Director	March 12, 2026
Peter Lee

*	Director	March 12, 2026
Ondrej Sestak

*	Director	March 12, 2026
Trent Yang

* By:	/s/ E. Will Gray II
E. Will Gray II
Attorney-in-fact