Form 10-Q
period 2026-03-31
New ERA Energy & Digital, Inc.
filed 2026-05-15
CIK 2028336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

Or.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42433

NEW ERA ENERGY & DIGITAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-3749880
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

200 N. Loraine Street, Suite 1324
Midland, TX	79701
(Address of principal executive offices)	(Zip Code)

(432) 695-6997

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NUAI	The Nasdaq Stock Market LLC
Warrants	NUAIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2026, the registrant had 101,465,286 shares of common stock issued and 101,290,928 shares of common stock outstanding.

NEW ERA ENERGY & DIGITAL, INC.
INDEX TO FINANCIAL STATEMENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this prospectus, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	our ability to construct, develop, lease and maintain our flagship project;

●	our ability to access adequate project financing, commercial borrowings and debt and equity capital markets to fund our significant anticipated capital expenditures;

●	the impact of supply chain disruptions, labor availability, raw materials and input commodity costs and availability, and manufacturing and transportation;

●	general business and economic conditions;

●	environmental history, remediation, and associated risks;

●	our ability to obtain and renew leases with our tenants on terms favorable to us, and manage our growth, business, financial results and results of operations;

●	our ability to respond to price fluctuations and rapidly changing technology;

●	the impact of tariffs and global trade disruptions on us and our tenants;

●	changes in political conditions, geopolitical turmoil, political instability, civil disturbances, and restrictive governmental actions;

●	the degree and nature of our competition;

●	our failure to generate sufficient cash flows to service indebtedness;

●	our expectations regarding the anticipated timeline of our cash, cash equivalents and short-term investments, future financial performance and our ability to continue as a going concern;

●	material negative changes in the creditworthiness and the ability of our tenants to meet their contractual obligations;

●	increases and volatility in interest rates;

●	increased power, labor, equipment procurement, shipping, refurbishment or construction costs;

●	a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes;

●	our inability to obtain and/or maintain necessary government or other required consents or permits;

●	changes in, or the failure or inability to comply with, local, state, federal and applicable international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates;

●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and

●	additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

ii

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$2,224,771	$1,202,728
Accounts receivable, net	1,611,540	941,068
Prepaid expenses and other current assets	1,075,195	891,700
Related party receivable	-	2,551,932
Restricted investments	1,396,295	1,384,708
Total Current Assets	6,307,801	6,972,136

Oil and natural gas properties, net	3,244,002	3,296,958
Property and equipment, net	833,980	116,774
Land	76,038,742	-
Investment in Joint Venture	-	3,631,005
Prepaid - non-current	60,000	120,000
Total Assets	86,484,525	14,136,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,332,492	1,277,187
Accrued liabilities	2,207,647	691,159
Excise taxes payable	1,428,307	1,402,934
Withholding taxes payable	-	800,018
Due to related parties	5,000,000	165,000
Note payable	3,347,500	-
Convertible note, net of discount – current	49,188,936	-
Asset retirement obligation – current	500,000	-
Embedded derivative liability	1,157,916	-
Other liabilities – current	96,242	90,740
Total Current Liabilities	64,259,040	4,427,038

Asset retirement obligation	12,127,122	12,319,132
Total Liabilities	76,386,162	16,746,170

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 245,000,000 shares authorized, 61,430,296 issued and 61,255,938 outstanding at March 31, 2026; 53,623,529 issued and 53,449,171 outstanding at December 31, 2025	6,146	5,366
Treasury stock, 174,358 shares at March 31, 2026 and December 31, 2025	(17)	(17)
Additional Paid-in Capital	62,442,164	40,743,397
Accumulated deficit	(52,349,930)	(43,358,043)
Total Stockholders’ Equity (Deficit)	10,098,363	(2,609,297)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	86,484,525	14,136,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Revenues, net
Natural gas and product sales, net	$802,353	$326,455
Total revenues, net	802,353	326,455

Costs and expenses
Lease operating expenses	296,053	260,480
Impairment expense	375,000	-
Depletion, depreciation, amortization, and accretion	374,860	198,409
General and administrative expenses	7,364,387	1,936,654
Total costs and expenses	8,410,300	2,395,543

Loss from operations	(7,607,947)	(2,069,088)

Other income (expenses)
Interest income	11,586	15,380
Interest expense	(1,708,220)	(1,442,122)
Change in fair value of derivative asset	-	(15,403)
Change in fair value of derivative liability	312,694	190,977
Total other income (expenses)	(1,383,940)	(1,251,168)

Loss before income taxes	(8,991,887)	(3,320,256)

Income tax provision	-	-
Net loss	(8,991,887)	(3,320,256)

Net loss per share - basic and diluted	$(0.16)	$(0.24)
Weighted average number of common shares outstanding, basic and diluted	55,582,934	13,860,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

							Total
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2026	53,623,529	$5,366	(174,358)	$(17)	$40,743,397	$(43,358,043)	$(2,609,297)
Shares issued for the acquisition of TCDC	2,091,351	209	-	-	8,490,676	-	8,490,885
Common shares issued for services	31,564	3	-	-	1,894,128	-	1,894,131
Warrants exercised	5,674,000	567	-	-	11,347,433	-	11,348,000
Options exercised	9,852	1	-	-	(33,470)	-	(33,469)
Net loss	-	-	-	-	-	(8,991,887)	(8,991,887)
Balance - March 31, 2026	61,430,296	$6,146	(174,358)	$(17)	$62,442,164	$(52,349,930)	$10,098,363

							Total
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2025	13,165,152	$1,318	(174,358)	$(17)	$11,722,100	$(13,772,239)	$(2,048,838)
Sale of common stock	835,000	84	-	-	2,198,359	-	2,198,443
Common shares issued for services	125,000	12	-	-	423,738	-	423,750
Net loss	-	-	-	-	-	(3,320,256)	(3,320,256)
Balance - March 31, 2025	14,125,152	$1,414	(174,358)	$(17)	$14,344,197	$(17,092,495)	$(2,746,901)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,991,887)	$(3,320,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	374,860	198,409
Change in fair value of derivative asset	-	15,403
Change in fair value of derivative liability	(312,694)	(190,977)
Impairment of long-lived assets	375,000	-
Amortization of debt discount and debt issuance costs	659,546	1,160,447
Accrued interest on note payable and other current liabilities	-	42,515
Interest income on investments and notes receivable	(11,586)	(15,380)
Stock based compensation	1,729,138	-
Changes in operating assets and liabilities:
Accounts receivable	(670,472)	(320,869)
Prepaid and other current assets	(123,496)	89,675
Accounts payable	55,302	(602,384)
Accrued liabilities	1,452,978	84,905
Excise tax payable	25,373	-
Withholding tax payable	(800,018)	-
Due to related parties	(165,000)	14,185
Other liabilities - current	5,502	14,133
CASH USED IN OPERATING ACTIVITIES	(6,397,454)	(2,830,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	(1,000,000)	-
Purchase of member interest, net of cash acquired	(4,819,385)	-
Payments related to project assignment rights	(375,000)	-
Investment in property, plant and equipment, net	(286,050)	(677,547)
CASH USED IN INVESTING ACTIVITIES	(6,480,435)	(677,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	11,348,000	-
Issuance of common stock	-	2,198,443
Proceeds from convertible note, net of transaction costs	-	2,790,000
Repayment on convertible note	-	(1,416,667)
Debt issuance costs	-	(84,183)
Proceeds from related party receivable	2,551,932	-
CASH PROVIDED BY FINANCING ACTIVITIES	13,899,932	3,487,593

Change in cash and cash equivalents	1,022,043	(20,148)
Cash and cash equivalents, beginning of year	1,202,728	1,053,744
Cash and cash equivalents, end of year	$2,224,771	$1,033,596

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	64,356	260,093

SUPPLEMENTAL DISCLOSURES:
Related party note issued as part of consideration for asset acquisition	5,000,000	-
Convertible debt issued as part of consideration for asset acquisition	50,000,000	-
Common stock issued as part of consideration for asset acquisition	8,490,885	-
Equity method investment in joint venture reclassified upon consolidation	3,631,005	-
Acquisition of assets through issuance of note payable	3,347,500	-
Value of shares withheld for taxes upon exercise of stock options	33,470	-
Initial recognition of derivative liability associated with convertible debt	1,470,610	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

On February 6, 2023, the Company entered into the Agreement with Solis Partners. Immediately prior to February 6, 2023, the Company was authorized to issue 190 million shares of common stock with a par value of $0.001 per share and 10 million shares of preferred stock with a par value of $0.001 per share. Subject to the terms of the Agreement, all issued and outstanding member interests in Solis Partners were automatically converted and exchanged for 5 million shares of the Company’s common stock, par value $0.0001 per share (“common stock”).

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

On December 6, 2024, the Company completed the business combination (the “Business Combination”) contemplated by the Business Combination and Plan of Organization dated January 3, 2024 (the “Business Combination Agreement”) (as amended on June 5, 2024, August 8, 2024, September 11, 2024 and September 30, 2024, the “BCA”), by and among Roth CH Acquisition V Co. (“ROCL”), Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ROCL (“Merger Sub”), and NUAI.

The Business Combination was accounted for as a reverse recapitalization in accordance with Generally Accepted Accounting Principles in the United States of America. Under this method of accounting, although ROCL acquired the outstanding equity in NUAI in the Business Combination, ROCL is treated as the “acquired company” and NUAI was treated as the accounting acquirer for financial statement purposes. Accordingly, the Business Combination was treated as the equivalent of NUAI issuing stock for the net assets of ROCL, accompanied by a recapitalization. The net assets of ROCL are stated at historical cost, with no goodwill or other intangible assets recorded.

Furthermore, the historical financial statements of NUAI became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Quarterly Report reflect (i) the historical operating results of NUAI prior to the merger; (ii) the combined results of ROCL and NUAI following the close of the merger; (iii) the assets and liabilities of NUAI at their historical cost and (iv) NUAI’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger.

On August 11, 2025, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the Company’s name from New Era Helium Inc. to New Era Energy & Digital, Inc. effective as of August 13, 2025. In connection with the name change, the Company’s trading symbol was changed from “NEH” to “NUAI” for common stock and “NEHCW” to “NUAIW” for warrants on August 13, 2025. The name change became effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Nevada.

The Company is a vertically-integrated developer and operator of next-generation digital infrastructure and integrated power assets accelerating speed-to-power for advanced artificial intelligence (“AI”) hyperscalers. In the second half of 2025, we executed a strategic pivot from our legacy natural gas operations to focus exclusively on developing data center campuses where power, land, and connectivity can be assembled and delivered on accelerated timelines. Our mission is to deliver speed-to-power by converging behind-the-meter power flexibility with data center development capabilities. Our primary strategy is to aggregate and entitle “Powered Land” and to develop “Powered Shells” and build-to-suit assets in power-advantaged markets, beginning with the Permian Basin, which benefits from energy abundance, regulatory clarity, and fiber connectivity.

We are initially focused on our flagship project, Texas Critical Data Centers LLC (“TCDC”), a 438-acre campus in Ector County, Texas, designed to support over 1 gigawatt (“GW”) of potential compute capacity through phased development, with projected power delivery beginning as early as the end of 2027. We believe our proximity to major natural gas pipelines, fiber networks and CO2 pipelines will provide us with the ability to serve our customers lower transmission costs and best-in-class uptime for purposes of reliably generating AI compute to capitalize on the AI revolution. We intend to execute through partnering across engineering, construction, procurement, power generation and sustainability with a world-class developer partner to provide our hyperscaler tenants with certainty of execution and speed-to-power.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company as of March 31, 2026 and December 31, 2025, have been prepared in accordance with GAAP issued by the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. References to GAAP issued by the FASB in these accompanying notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different applications dates for public or private companies, the Company as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2025. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 13, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the period ended December 31, 2026 or for any future periods.

Segments

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which they may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews total assets and income (loss) from operations of the Company on a consolidated basis to make decisions regarding resource allocation and financial performance assessment.

Management evaluated the Company’s segment reporting conclusion following the acquisition of the remaining interests in TCDC. Management considered that TCDC represents a significant strategic initiative of the Company and comprises a substantial portion of the Company’s consolidated asset base following the acquisition. However, although discrete financial information related to TCDC exists for accounting and legal entity reporting purposes, the CODM does not regularly review standalone operating results or discrete measures of financial performance for purposes of assessing performance and allocating resources in the manner contemplated by ASC 280. During the period, TCDC remained in the development stage and had not yet commenced revenue-generating operations.

Accordingly, management determined that the Company operates as a single operating and reportable segment. The Company’s management team allocates capital resources and evaluates financial performance on a consolidated basis as a single enterprise.

Functional and reporting currency

The functional and reporting currency of the Company is the United States dollar.

Liquidity and Going Concern

The Company recorded a net loss of $8,991,887 for the three months ended March 31, 2026, and net loss of $3,320,256 for the three months ended March 31, 2025. As of March 31, 2026, the Company had a working capital deficit of $57,951,239 and a cash balance of $2,224,771.

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

The Company’s future capital requirements will depend on many factors, including its rate of revenue growth and the timing and extent of expenditures to support sales, marketing, and infrastructure development. The Company currently expects to require approximately $73.7 million over the next twelve months, including up to $50.0 million payable by June 30, 2026 related to outstanding financing arrangements. The Company also expects to incur approximately $10.0 million in general and administrative expenses and approximately $3.9 million of other costs. Upon execution of binding term sheets or definitive agreements with data center users, these expected costs may increase materially.

Since inception, the Company’s primary sources of liquidity have included operating cash flows, capital contributions, and borrowings.

Subsequent to March 31, 2026, the Company strengthened its liquidity position through a combination of debt and equity financings. On April 8, 2026, TCDC, the Company’s wholly owned subsidiary, entered into a senior secured term loan facility providing for borrowings of up to $290.0 million, including an initial committed tranche of $20.0 million, which was fully funded on April 13, 2026. In addition, on April 10, 2026, the Company completed an underwritten public offering, resulting in net proceeds of approximately $93.4 million. In connection with the underwritten public offering, the underwriters exercised their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $14 million. The Company used the proceeds from the offering to repay outstanding borrowings under its senior secured convertible promissory note, and intends to use any remaining proceeds for general corporate purposes.

Access to additional amounts under the term loan facility beyond the initial committed tranche is subject to lender approval and the satisfaction of certain conditions.

As a result, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance date of the May 15, 2026 consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of liabilities that might result should we be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, certain disclosures at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Significant estimates affecting the condensed consolidated financial statements have been prepared on the basis of the most current and best available information. The estimates and assumptions include but are not limited to inputs used to calculate asset retirement obligations (“AROs”) (Note 8), the estimate of proved natural gas, oil, and natural gas liquids reserves and related present value estimates of future net cash flows therefrom (Note 5), and inputs used to calculate the value of common shares issued for services (Note 15). These estimates and assumptions are based on management’s best estimates and judgements. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company did not hold any cash equivalents other than cash on deposit.

Restricted Investments

Restricted investments related to Certificates of Deposit (“CDs”) held at West Texas National Bank. These CDs are used as collateral for operating and plugging bonds for the New Mexico Oil Conservation Division, New Mexico State Land Office, and the Bureau of Land Management.

Receivables and Allowance for Expected Losses

The Company’s receivables result primarily from the sale of natural gas and NGLs as well as billings to joint interest owners for properties in which the Company serves as the operator. Receivables from product sales are generally due within 30 to 60 days after the last day of each production month and do not bear any interest. Receivables associated with joint interest billings are regularly reviewed by management for collectability, and they establish or adjust an allowance for expected losses as necessary. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole.

	March 31, 2026	December 31, 2025
Natural gas and NGL sales	$794,648	$207,760
Joint interest accounts receivable	891,016	806,694
Other accounts receivable	139,727	140,465
Less allowance for expected losses	(213,851)	(213,851)
Total Accounts Receivable, net	$1,611,540	$941,068

The beginning accounts receivable balance at January 1, 2025 was $851,304.

A summary of changes in the allowance for credit losses for the three months ended March 31, 2026 is as follows. There was no allowance for credit losses for the three months ended March 31, 2025:

Allowance for Credit Losses
Beginning balance	$213,851
Provision for expected credit losses	-
Write-offs	-
Recoveries	-
Ending balance	$213,851

Provision for expected credit losses is recorded within general and administrative expenses in the consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company did not write off any accounts receivables. In addition to the above, $185,808 is recorded as an allowance for credit losses on the related party receivable as of March 31, 2026.

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

Management performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Management periodically reviews long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount. The Company recorded an impairment charge of $375,000 related to a partially completed plant during the three months ended March 31, 2026. No impairment charges were recorded during the three months ended March 31, 2025.

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

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves. The Company recorded no ceiling test impairment for the three months ended March 31, 2026, and March 31, 2025.

Accounts Payable and Accrued Liabilities

The Company’s payables and accrued liabilities result primarily from the operation of its oil and natural gas properties as well as the administration of the Company. For properties in which the Company is operator, the Company pays 100% of most operating costs, then bills the non-operating partners for their share of the costs. The Company records the Company’s share of these costs in its consolidated statements of operations. Accounts payables are generally due within 30 days of receipt of the invoices by the Company and do not bear any interest. The table below represents the accounts payable and accrued liabilities recorded in the Company’s consolidated balance sheets.

	March 31, 2026	December 31, 2025
Trade payable	$543,905	$535,958
Suspense payable	788,587	741,229
Total accounts payable	$1,332,492	$1,277,187

Total accrued liabilities	$2,207,647	$691,159

Asset retirement obligations

The Company records a liability for AROs associated with its oil and gas wells when the well has been completed. The ARO is recorded at its estimated fair value, measured by the expected future cash outflows required to satisfy the abandonment and restoration discounted at our credit-adjusted risk-free interest rate. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

The Company is subject to credit risk resulting from the concentration of its oil, natural gas and NGL receivables with significant purchasers. For the three months ending March 31, 2026, the Company had no oil sales. A separate purchaser accounted for all of the Company’s natural gas and NGL revenues for the nine months ending March 31, 2026, and 2025. For the three months ending March 31, 2025, one purchaser accounted for all of the Company’s oil sales revenues. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company will follow normal collection procedures. The Company does not believe the loss of the purchaser would materially impact its operating results as oil, natural gas and NGLs are fungible products with a well-established market and numerous purchasers.

Revenue recognition

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) which uses a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue as each performance obligation is satisfied.

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

Convertible Note Payable

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine (1) whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and (2) whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of a “derivative” in ASC 815, Derivatives and Hedging. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations (see Note 6).

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

The Company is also subject to the Texas Margin Tax. The Company realized no Texas Margin Tax in the accompanying condensed consolidated financial statements as we do not anticipate owing any Texas Margin Tax for the periods presented.

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

Business Combination and Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting in accordance with ASC Topic 805 Business Combinations (“ASC 805”), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point.

If the acquired set of assets and activities does not meet the definition of a business, the Company accounts for the transaction as an asset acquisition in accordance with ASC Subtopic 805-50, Acquisition of Assets Rather than a Business. We record asset acquisitions using the cost accumulation model. Under the cost accumulation model of accounting, the cost of the acquisition, including certain transaction costs, are allocated to the assets acquired using relative fair values.

Recent accounting pronouncements

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited financial statements and disclosures.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal  acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited financial statements.

Recently Adopted Accounting Pronouncements:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU was effective for the annual period ended December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s unaudited financial statements.

NOTE 3: ASSET ACQUISITION

On January 16, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with SharonAI, Inc. (the “Seller”), pursuant to which the Company acquired all of the Seller’s membership interests in TCDC, resulting in TCDC becoming a wholly owned subsidiary of the Company. Prior to the transaction, the Company held a 50% interest in TCDC, which was accounted for under the equity method.

TCDC’s primary asset consists of land. The Company concluded that the transaction represents an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset. In addition, the Company did not acquire any substantive processes, workforce, or outputs that would meet the definition of a business under ASC 805. The Company accounted for the transaction as an asset acquisition using the cost accumulation and allocation model. Accordingly, the total consideration transferred was allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis. As substantially all of the value of the acquired assets is concentrated in land, the purchase price was primarily allocated to land. The aggregate purchase price for the acquired interests was approximately $70 million, which consisted of (i) $10.0 million in cash, (ii) 2,091,351 shares of the Company’s common stock issued in satisfaction of the $10.0 million equity consideration obligation under the Purchase Agreement, and (iii) a $50.0 million senior secured convertible promissory note issued to the Seller. The number of shares issued was determined based on the 30-day volume weighted average price of the Company’s common stock which resulted in an implied contractual value of approximately $4.78 per share. For accounting purposes, the shares issued were measured at fair value based on the Company’s closing stock price of $4.06 per share on March 31, 2026. The cash portion was funded through a combination of cash on hand and the related party promissory note, which was subsequently converted to equity in April 2026. The $50.0 million senior secured convertible promissory note was paid in full on April 24, 2026.

In satisfaction of the equity consideration, the Company issued 2,091,351 shares of common stock to the Seller on March 31, 2026. In addition, pursuant to the terms of the Purchase Agreement, the Company issued an additional 893,724 shares of common stock on April 10, 2026 as a true-up adjustment following the closing of the underwritten public offering.

The following tables present the reconciliation of consideration transferred to total cost basis, including the Company’s previously held equity method investment, and the preliminary allocation of such cost basis to the identifiable assets acquired and liabilities assumed.

Consideration Transferred:
Related party note	$5,000,000
Cash	5,000,000
Convertible Note	50,000,000
Common stock issued (2,091,351 shares at $4.06 per share)	8,490,885
Total Consideration Transferred	68,490,885
Previously held equity method investment	3,481,005
Total cost basis	$71,971,890

Description	Amount
Land	$71,691,243
Other assets and liabilities, net	280,647
Total net assets acquired	$71,971,890

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

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

	March 31, 2026	December 31, 2025
Processing plant under construction - cost	$5,705,236	$5,330,236
Construction in progress - TCDC facility - cost	679,977	-
Construction in progress - New Era facility - cost	20,839	-
Computer equipment - cost	32,324	30,020
Field equipment - cost	135,347	107,347
Furniture and fixtures - cost	22,101	22,101
Leasehold improvements - cost	23,006	23,006
Total – cost	$6,618,830	$5,512,710

Processing plant under construction - accumulated depreciation and impairment	$(5,705,236)	$(5,330,236)
Construction in progress - TCDC facility - accumulated depreciation	-	-
Construction in progress - New Era facility - accumulated depreciation	-	-
Computer equipment - accumulated depreciation	(14,379)	(14,898)
Field equipment - accumulated depreciation	(24,600)	(11,733)
Furniture and fixtures - accumulated depreciation	(21,107)	(20,691)
Leasehold improvements - accumulated depreciation	(19,528)	(18,378)
Total - accumulated depreciation and impairment	$(5,784,850)	$(5,395,936)

Processing plant under construction - net	$-	$-
Construction in progress - TCDC facility - net	679,977	-
Construction in progress - New Era facility - net	20,839	-
Computer equipment - net	17,945	15,122
Field equipment - net	110,747	95,614
Furniture and fixtures - net	994	1,410
Leasehold improvements - net	3,478	4,628
Total Property, plant and equipment, net	$833,980	$116,774

The Company recorded depreciation expense in the amounts of $13,914 and $5,680 during the three months ended March 31, 2026, and 2025, respectively.

The asset was written down to its estimated fair value, which was determined using a market-based assessment of expected recoverable value and was considered negligible. The impairment charge is included in impairment of long-lived assets in the Consolidated Statements of Operations and relates to the Company’s single reportable segment.

The Company recorded an additional impairment charge of $375,000 related to a partially completed plant during the three months ended March 31, 2026 due to payments made during the quarter.

NOTE 5. OIL AND NATURAL GAS PROPERTIES

The Company had no unevaluated properties at March 31, 2026, and December 31, 2025.

The Company recorded depletion expense in the amounts of $52,955 and $137,791 for the three months ended March 31, 2026 and 2025, respectively.

There were no ceiling test impairment recorded during the three months ended March 31, 2026 and March 31, 2025.

NOTE 6. NOTES PAYABLE

AirLife Note Payable

During 2025, the Company terminated its arrangements with AirLife Gases USA Inc. (“AirLife”) and repaid all outstanding obligations under the related promissory note. On October 22, 2025, AirLife provided notice of termination of the Liquid Helium Agreement effective November 30, 2025. In accordance with the termination provisions of the promissory note, the Company became obligated to repay $2,382,256, consisting of the $2,000,000 advance and an adjusted advance amount of $382,256. The Company paid the outstanding balance in full on December 5, 2025. No amounts remained outstanding as of March 31, 2026.

Fourth Amended and Restated Equity Purchase Facility Agreement

On December 6, 2024, following the closing of the Business Combination, the Company and an institutional investor (the “EPFA Investor”) entered into an Equity Purchase Facility Agreement (the “EPFA”). Pursuant to the EPFA, the Company had the right to issue and sell to the EPFA Investor, and the EPFA Investor was required to purchase from the Company, up to an aggregate of $75 million (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, subject to the satisfaction or waiver of certain conditions. The Company could have issued up to 866,873 Advance Shares assuming a purchase price of $8.075 per Advance Share. Until the termination of the EPFA, the Company must maintain a minimum cash balance of $500,000.

As an inducement to entering into the EPFA, a designee of the EPFA Investor received 550,000 shares of ROCL and such shares were converted into 550,000 shares of Common stock in connection with Business Combination. The EPFA also provided for the issuance of two pre-paid advances in the aggregate amount of $10 million as discussed below.

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

On October 16, 2025, the Company provided the Investor with notice of termination of the EPFA, with such termination effective October 24, 2025, in accordance with the terms of the EPFA. The Company determined that it was sufficiently capitalized at present and does not expect to sell any additional shares to the Investor. The Company did not incur any termination penalties as a result of its termination of the EPFA.

Convertible Notes

The first pre-paid advance in the amount of $7 million and the second pre-paid advance in the amount of $3 million, each of which was evidenced by a senior secured convertible promissory note (“the Notes”), which is convertible into shares of common stock. The Notes are secured by all assets of the Company. The Note for the First Pre-Paid Advance was initially convertible into 770,000 shares of common stock, assuming a conversion price of $10 and no accrued and unpaid interest. The Second Pre-Paid Advance Note was initially convertible into 330,000 shares of common stock, assuming a conversion price of $10 and no accrued and unpaid interest.

The proceeds from the Second Pre-Paid Advance Note and sale of Advance Shares were used by the Company first to pay the then monthly payment on any outstanding Notes and then the remainder in the manner for working capital. Pursuant to the terms of the EPFA, the Company was required to hold a special meeting of stockholders no later than ninety (90) calendar days following December 6, 2024 to seek approval of (i) the issuance of all of the shares of common stock that could have been issuable pursuant to the Notes and the EPFA in compliance with the rules and regulations of Nasdaq and (ii) an amendment to the Company’s articles of incorporation to increase the number of authorized shares of capital stock of the Company to 250,000,000. At any time until the EPFA was terminated, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell to the EPFA Investor, and the EPFA Investor must subscribe for and purchase from the Company, Advance Shares.

The price per Advance Share was determined by multiplying the market price by 95% in respect of an Advance Notice, which was reduced by one-third (1/3rd) for each Excluded Day Purchase Price (as defined in the EPFA), which was not known at the time an Advance Notice was delivered but was determined on each closing based on the daily prices of the Advance Shares that were the inputs to the determination of the purchase price.

While the Notes were outstanding, the Company could not issue, sell, grant, or otherwise dispose of any securities, or enter into any agreement or arrangement to do so, at a price per security less than 120% of $2.00 per share of common stock (the “EPFA Floor Price”) on such date, or otherwise provide rights to acquire securities at an effective price per security below 120% of the EPFA Floor Price unless the Company used the proceeds of such transaction to fully redeem such outstanding Notes.

Senior Secured Convertible Promissory Note

Each Convertible Note provided for a 7% original issue discount and was for a term of 15 months. Commencing on the ninetieth (90th) day following the applicable Issuance Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount was repaid, the Company was required to make monthly payments to the holder of the Note (the “Holder”). Each monthly payment was in an amount equal to the sum of (i) one twelfth (1/12) of the initial aggregate principal of the Note and all other notes issued pursuant to the EPFA, plus (ii) accrued and unpaid under the Note as of each payment date. Interest accrued on the outstanding principal balance at an initial annual rate equal to 10% (“Interest Rate”), which Interest Rate would increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Note).

On December 6, 2024, the Company drew the first prepaid advance of $7,000,000, net of an original issue discount of $490,000 and debt issuance costs of $5,048,574.

On January 16, 2025, following the effectiveness of the Company’s Registration Statement on Form S-1, on December 30, 2024, the Company issued another Senior Secured Convertible Promissory Note (the “Subsequent Note”) to the Investor in an aggregate principal amount of $3.0 million for an aggregate purchase price of $2.79 million after giving effect to a 7% original issue discount and debt issuance costs of $347,498. The Subsequent Note was for a term of 15 months from the Issuance Date.

The outstanding balance on the Convertible Notes discussed above as of March 31, 2026 and December 31, 2025 was $0.

Amendment to Convertible Promissory Notes

On May 5, 2025, the Company and the Investor entered into two amendments to the Promissory Notes, an amendment to the Senior Secured Convertible Promissory Note dated December 6, 2024 (the “First Amendment”) and an amendment to the Subsequent Note dated January 16, 2025 (the “Second Amendment”) which, among other things, provided that the Company could elect to defer the principal portion of the monthly payments that were due to the Investor in May 2025, June 2025, or July 2025 until on or before the Maturity Date of the respective Promissory Note in exchange for the payment of a deferral fee (the “Deferral Fee”) equal to 2.0% of the outstanding Principal on each of the Promissory Notes payable monthly until the deferred principal payments were paid in full. The Deferral Fee was payable 50% in cash and 50% as an addition to the outstanding Principal amount on the applicable payment date. The Company elected to defer the principal portion of the monthly payments that were due to the Investor in May 2025, June 2025, and July 2025. The deferral fees were recognized as an additional debt discount of $520,167.

The Company evaluated the First and Second Amendment and as the effective borrowing rate under the restructured agreements was less than the effective annual interest rate on the old agreements, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession was deemed to have been granted, the agreements were accounted for as a troubled debt restructuring (“TDR”) by debtors under ASC 470-60.

As of March 31, 2026, and December 31, 2025, the accrued interest on the Convertible Note in the consolidated balance sheets was $0.

In September 2025, $6,118,243 of the convertibles notes principal balance and $26,020 of accrued interest was converted into 6,125,002 shares of common stock per the terms of the agreement. On October 1, 2025, the Company repaid in full all outstanding amounts under its convertible promissory notes discussed above. The repayment included the remaining principal balance, and all accrued but unpaid interest, and the Convertible Notes were fully extinguished as of that date. As a result, all related derivative assets and liabilities associated with the Notes were settled or written off in connection with the payoff.

Conversion Rights

The Company reviewed the conversion option and determined that the scope exception within ASC 815-10-15-74(a) was met and the conversion option was not required to be bifurcated and accounted for as an embedded derivative under ASC 815.

Event of Default Conversion

The Company evaluated the Event of Default feature under ASC 815-15 and determined that the feature represented an embedded derivative that required bifurcation and fair value accounting, with subsequent changes in fair value recognized in the consolidated statements of operations.

Limitations on Conversion

A Holder did not have the right to convert any portion of the Note to the extent that, after giving effect to such conversion, the Holder (together with its related parties) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of shares of the Company common stock outstanding immediately after giving effect to such conversion. The Maximum Percentage could have been raised or lowered to any other percentage not in excess of 9.99%, at the option of the Holder, except that any increase would only have been effective upon 61 days’ prior written notice to us.

Redemption Rights

At any time, the Company could redeem in cash all, or any portion, of the Note, in an amount equal to the outstanding principal balance being redeemed, plus a 10% premium in respect of such principal amount, plus all accrued and unpaid interest, if any, on such principal amount.

Security Agreement

Also, on December 6, 2024, the Company, each of its subsidiaries (each, a “Grantor”), and the Investor, entered into a Security Agreement (the “Security Agreement”) with respect to the Notes. Pursuant to the Security Agreement, each Grantor granted a security interest in such Grantor’s right, title and interest in and to each type of property described in the Security Agreement, (collectively, the “Collateral”), including, but not limited to the Company’s Equipment, Inventory, Receivables, Related Contracts, Pledged Debt, Investment Property, Pledged Stock and Account Collateral. The Collateral secured and would secure all debts, obligations, liabilities, covenants and duties of every kind owed at any time to the Secured Parties by the Grantors under the Purchase Agreement, the Notes, the Guarantee and/or each other Transaction Document.

Subsidiary Guarantee

Also, on December 6, 2024, each of the Company’s subsidiaries (the “Guarantors”) executed a guarantee agreement (the “Subsidiary Guarantee”), whereby each such Guarantor guaranteed to the EPFA Investor the prompt and full payment and performance of the Guaranteed Obligations of the Company under and pursuant to the Security Agreement.

Senior Secured Convertible Promissory Note

On January 16, 2026, the Company issued a $50.0 million senior secured convertible promissory note (the “Note”) to SharonAI, Inc. in connection with the acquisition of TCDC.

The Note bears interest at a rate of 10.0% per annum, payable in cash at maturity, and matures on June 30, 2026. The Note is secured by the Company’s ownership interests in TCDC and substantially all of TCDC’s assets.

The Note includes embedded features, including conversion and event of default provisions. The Holder has the right to convert up to $10.0 million of the outstanding principal into shares of the Company’s common stock at a price based on the volume-weighted average price of the Company’s common stock over a specified period preceding conversion, subject to a floor price.

The Company evaluated the embedded features in accordance with ASC 815 and determined that certain features, including the conversion and event of default provisions, require bifurcation as a derivative liability due to provisions that may result in variable share settlement. The derivative is recorded at fair value at issuance, with subsequent changes in fair value recognized in earnings.

At issuance, the fair value of the embedded derivative liability was approximately $1.5 million, which was recorded as a debt discount. The debt discount is amortized to interest expense over the term of the Note using the effective interest method.

As of March 31, 2026, the fair value of the embedded derivative liability was approximately $1.2 million, and the Company recognized a gain of $312,694 related to the change in fair value during the period.

The carrying value of the Note is presented net of the unamortized debt discount. As of March 31, 2026, the outstanding principal balance of the Note was $50.0 million and the carrying value of the Note was $49,188,936.

Interest expense related to the Note consists of both (i) contractual interest at the stated rate and (ii) non-cash interest expense related to the amortization of the debt discount. For the three months ended March 31, 2026, the Company recognized total interest expense of $1,673,245, consisting of contractual interest of $1,013,699 and amortization of debt discount of $659,546.

On April 24, 2026, the Company paid $50.0 million principal plus accrued interest in cash in satisfaction of its obligations under the Note.

Note Payable

On March 25 2026, in connection with the amendment of certain real property agreements, the Company, through its subsidiary, agreed to pay total consideration of approximately $4.35 million, consisting of $1.0 million paid in cash upon execution and $3.35 million evidenced by a promissory note (the “Note”).

The Note bears interest at a fixed annual rate of 3.7%, calculated on a 360-day basis and compounded annually. The Note matures on July 20, 2026, at which time all outstanding principal and accrued but unpaid interest are due and payable in full.

The Note is unsecured. As of March 31, 2026, the outstanding principal balance of the Note was $3,347,500, with accrued interest of $2,064.

NOTE 7. RELATED PARTY TRANSACTIONS

Balance outstanding of related parties:

Name of Party	Receivable/Payable	March 31, 2026	December 31, 2025
Sharon AI	Receivable net (reimbursement from joint venture partner)	$-	$2,551,932
Total Receivable		-	2,551,932

Zachary Zou	Note Payable	5,000,000	-
Charles Nelson	Payable (director related stock compensation)	-	140,000
Ondrej Sestak	Payable (consulting compensation)	-	25,000
Total Payable		$5,000,000	$165,000

On March 31, 2026, the Company issued a $5,000,000 promissory note to Zachary Zhou who beneficially owns more than 5% of the Company’s common stock. The transaction was reviewed and approved by the Company’s Audit Committee and Board of Directors. The note was amended and restated on April 6, 2026.

The amended and restated note bore interest at 5.00% per annum, was subject to a repayment premium equal to 102% of the outstanding principal and accrued interest, and provided for repayment or conversion upon the occurrence of certain financing events or upon maturity.

On April 10, 2026, the amended and restated promissory note was fully converted into 1,522,389 shares of the Company’s common stock in accordance with its terms.

NOTE 8. ASSET RETIREMENT OBLIGATIONS

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

The Company used the following inputs in its calculation of its AROs.

	March 31, 2026	December 31, 2025
Inflation rate	3.686%	3.686%
Discount factor	10.0	10.0
Estimated asset life	4 - 50 years	4 - 50 years

The following table shows the change in the Company’s ARO liability for the three months ended March 31, 2026 and year ended December 31, 2025:

Asset retirement obligations, December 31, 2024	$2,198,064
Change in estimates	9,901,340
Accretion expense	219,728
Asset retirement obligations, December 31, 2025	12,319,132
Accretion expense	307,990
Asset retirement obligations, March 31, 2026	$12,627,122

During 2025, the Company’s two helium contracts expired. With no supporting helium contracts, the Company was unable to justify carrying helium volumes in forecasted Proved Helium reserves. As a result, the estimated economic lives of many of our producing properties shortened considerably, therefore resulting in a large change in ARO estimates.

NOTE 9. EQUITY

Reorganization Agreement and Plan Share Exchange and Issuance of Shares

Preferred stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding, respectively.

Common stock - The Company is authorized to issue 245,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2026, there were 61,430,296 shares issued and 61,255,938 shares outstanding. As of December 31, 2025, there were 53,623,529 shares issued and 53,449,171 shares outstanding. Each share of common stock has one vote and has similar rights and obligations.

Share Issuances

During the three months ended March 31, 2026, the Company issued 2,091,351 shares of common stock in connection with the acquisition of Texas Critical Data Centers LLC, issued 31,564 shares of common stock for services rendered, issued 5,674,000 shares of common stock upon the exercise of warrants for cash, and issued 9,852 shares of common stock upon the exercise of stock options.

The Company also issued 125,000 shares on February 6, 2025, which were approved by the Board of Directors on January 14, 2025 in connection with services performed during 2024, and on July 2, 2025, the Board approved the issuance of 1,313,644 shares of common stock and options to purchase 665,000 shares of common stock.

Amendment to Equity Purchase Facility Agreement

During 2025, the Company entered into a series of amendments to its existing Equity Purchase Facility Agreement (EPFA) dated December 6, 2024. These amendments modified certain pricing restrictions and ultimately increased the Company's right to sell common stock to the Investor from $75.0 million to $1.0 billion. On October 16, 2025, the Company provided notice to terminate the EPFA, effective October 24, 2025. The Company did not incur any penalties in connection with the termination.

Warrants – As of March 31, 2026 and December 31, 2025, there were 5,750,000 Public Warrants and 230,750 Private Warrants outstanding. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

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

During the period from February through March 2026, the Company received exercise notices for a portion of the Investor Warrants, resulting in the issuance of an aggregate of approximately 5,674,000 shares of common stock at an exercise price of $2.00 per share.

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

NOTE 10. LOSS PER SHARE

The Company calculated net income/(loss) per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income/(loss) per share for the period presented below.

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(8,991,887)	$(3,320,256)
Basic weighted average common shares outstanding	55,582,934	13,860,763
Diluted weighted average common shares outstanding	-	-
Basic and diluted weighted average common shares outstanding	55,582,934	13,860,763
Basic and diluted net loss per share	$(0.16)	$(0.24)

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Actions

From time to time, the Company may be a party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company’s consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

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

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2026. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of March 31, 2026, and December 31, 2025, no amount was drawn down under the LOC.

Limited Liability Company Agreement

Texas Critical Data Centers (“TCDC”) Joint Venture

On January 21, 2025, the Company and SharonAI formed TCDC, a joint venture designed to purchase, develop, and operate a Texas-based 250 MW gas-fired power plant and data center. The Company evaluated the arrangement under ASC 810, Consolidation, and ASC 323, Investments—Equity Method and Joint Ventures, concluding that the joint venture should not be consolidated and is appropriately accounted for under the equity method. During 2025, the Company made total capital contributions to TCDC of $825,000.

On January 16, 2026, the Company acquired SharonAI’s equity interests in TCDC pursuant to the Membership Interest Purchase Agreement, dated as of January 16, 2026, by and between the Company and SharonAI, for an aggregate purchase price of $70 million, of which (a) $10 million was payable in cash, (b) $10 million was payable in equity securities to be issued in connection with the Company’s next equity financing transaction, and (c) $50 million was payable in the form of a senior secured convertible promissory note.  Pursuant to the agreement, the number of shares to be issued in satisfaction of the equity consideration was determined based on the contractual pricing provisions set forth in the Membership Interest Purchase Agreement. The entirety of the acquisition consideration is subject to a 19.99% ownership cap. On March 31, 2026, the Company paid SharonAI $9.85 million in cash and issued to SharonAI 2,091,351 shares of common stock in satisfaction of the Company’s obligation to pay $10 million in equity securities under the Membership Interest Purchase Agreement. The number of shares issued resulted in an implied contractual value of approximately $4.78 per share. For accounting purposes, the shares issued were measured at fair value on the issuance date based on the Company’s closing stock price of $4.06 per share on March 31, 2026, resulting in recognized equity consideration of approximately $8.5 million. On April 24, 2026, the Company paid $50 million principal plus accrued interest in cash in satisfaction of its obligations under the senior secured convertible promissory note.

Agreement with Arjae Design Solutions Ltd.

On September 22, 2025, the Company entered into an agreement with Arjae Design Solutions Ltd (“Arjae”). In this agreement, the Company is required to make a $125,000 per month payment (the “Installation Payments”) starting in September 2025 and ending in May 2026 (the “Installment Period”). If the Company makes all of the Installation Payments, upon expiration of the installment period, the Company has the option to assign the Commercial & Technical Proposal dated July 10, 2023, a Purchase Order dated July 1, 2023 and Arjae’s Terms & Conditions – Equipment & Material Supply (the “Underlying Agreement”) with respect to the Pecos Slope Helium Recovery Facility. This assignment is subject to the consent of Arjae, such consent not to be unreasonably withheld. Should the Company elect not to assign the Underlying Agreement, the Company may terminate the Underlying Agreement by making a payment to Arjae in the amount of $933,200 (the “Termination Payment”). This payment would be considered the full and final payment relating to the termination of the Underlying Agreement. The Installation Payments will not be allocated towards the Termination Payment.

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

NOTE 12: REVENUES

The following table presents the revenue by type as of the dates indicated:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Natural gas	$1,237,983	$682,161
Less gathering and processing	(505,377)	(402,097)
Natural gas, net	732,606	280,064
NGL	69,747	46,391
Total revenue, net	$802,353	$326,455

NOTE 13. FAIR VALUE MEASUREMENTS

The Company accounts for certain liabilities at fair value and classifies these liabilities with the fair value hierarchy. Our ARO liabilities are measured at fair value on a non-recurring basis.

Liabilities subject to fair value measurements are as follows:

March 31, 2026	Level 1	Level 2	Level 3	Total
Liability:
ARO liabilities	-	-	$12,627,122	$12,627,122
Embedded derivative liability	-	-	$1,157,916	$1,157,916

December 31, 2025	Level 1	Level 2	Level 3	Total
Liability:
ARO liabilities	-	-	$12,319,132	$12,319,132

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

The fair value of the embedded derivative was estimated using a Monte Carlo simulation model, which incorporates the following key assumptions and unobservable inputs as of the measurement date and March 31, 2026.

	Embedded Derivative Liability January 16, 2026 (Initial Measurement)	Embedded Derivative Liability March 31, 2026
Share price	$4.33	$4.06
Volatility	241.40%	152.10%
Probability of default	25.70%	16.95%
Risk-free rate	3.55%	3.63%
Discount Rate	$16.33	$16.68

The following table presents quantitative information regarding the Level 3 fair value measurements of the embedded derivative associated with the note as of March 31, 2026:

	Embedded derivative liability	Equity facility derivative asset
Initial fair value of embedded derivative of the Note as of January 16, 2026	$1,470,610	$-
Change in valuation inputs or other assumptions	(312,694)	-
Fair value as of March 31, 2026	$1,157,916	$-

NOTE 14. SEGMENTATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which they may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews total assets and income (loss) from operations of the Company on a consolidated basis to make decisions regarding the allocation of resources and assessment of financial performance.

Management evaluated the Company’s segment reporting conclusion following the acquisition of the remaining interests in TCDC. Management considered that TCDC represents a significant strategic initiative of the Company and comprises a substantial portion of the Company’s consolidated asset base following the acquisition. Management also considered that executive management devotes significant time to evaluating the development activities, financing arrangements, capital needs, and strategic direction of TCDC.

However, management concluded that TCDC did not constitute a separate operating and reportable segment as of March 31, 2026. Although discrete financial information related to TCDC exists for accounting and legal entity reporting purposes, the CODM did not regularly review standalone operating results, profitability measures, or other discrete measures of financial performance for purposes of assessing performance and allocating resources in the manner contemplated by ASC 280. During the period, TCDC remained in the development stage and had not yet commenced revenue-generating operations. Resource allocation decisions related to TCDC were made in the context of consolidated liquidity management, financing activities, and enterprise-wide capital planning rather than through a separate recurring review of operating results or segment profitability.

Accordingly, management determined that the Company operated as a single operating and reportable segment as of March 31, 2026, as the CODM reviews operating results, allocates resources, and assesses performance on a consolidated basis.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss as reported in the consolidated statements of operations. The measure of segment assets and liabilities is reported on the consolidated balance sheets as total assets and total liabilities. When evaluating the Company's performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss, total assets, and total liabilities, which include the following:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,224,771	$1,202,728
Property and equipment, net	833,980	116,774
Oil and natural gas properties, net	3,244,002	3,296,958

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenue, net	$802,353	$326,455
Lease operating expenses	296,053	260,480
General and administrative expenses	7,364,387	1,936,654

NOTE 15. STOCK-BASED COMPENSATION

A summary of stock option activity under the Equity Incentive Plan (the “Plan”) for the three months ended March 31, 2026, is presented below:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding at December 31, 2025	665,000	$0.53
Granted	-	-
Exercised	(15,000)	0.53
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2026	650,000	$0.53

Exercisable at March 31, 2026	650,000	$0.53

At March 31, 2026, the aggregate intrinsic value of outstanding stock options was $2,291,315 and the weighted-average remaining contractual term was approximately 9.25 years. The total intrinsic value of options exercised during the three months ended March 31, 2026 was $112,877.

Restricted Stock Awards

During the three months ended March 31, 2026, the Company granted restricted stock units (“RSUs”) under the Plan. On January 28, 2026, the Company granted 2,442,690 RSUs, and on March 16, 2026, the Company granted 610,673 RSUs.

The RSUs entitle the holder to receive one share of the Company’s common stock for each vested unit. The RSUs generally vest in equal monthly installments over a four-year period, subject to the participant’s continued employment with the Company through each applicable vesting date.

The grant-date fair value of the RSUs is based on the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period.

For the three months ended March 31, 2026, the Company recognized stock-based compensation expense related to RSUs of approximately $781,661, which is included in general and administrative expenses in the consolidated statements of operations.

As of March 31, 2026, there was $21,373,540 of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.86 years.

Performance Awards

During the three months ended March 31, 2026, the Company granted performance share awards (“PSUs”) under the plan. On January 28, 2026, the Company granted an aggregate of 7,328,072 PSUs, and on March 16, 2026, the Company granted 1,221,346 PSUs.

The PSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The PSUs vest based on the achievement of specified performance and market conditions over a performance period ending January 1, 2031, subject to certification by the Compensation Committee.

The grant-date fair value of PSUs with market conditions was determined using a Monte Carlo simulation model utilizing the following significant assumptions:

Assumption	January 28, 2026 Grant	March 16, 2026 Grant
Grant-date stock price	$7.68	$5.56
Expected volatility	73.0%	85.0%
Risk-free interest rate	3.75%	3.72%
Measurement period end date	January 1, 2031	January 1, 2031
Market condition threshold price	$15.00	$15.00

The awards include market-based vesting conditions tied to specified stock price thresholds through January 1, 2031. Stock-based compensation expense related to PSUs is recognized over the requisite service period based on the grant-date fair value and is not adjusted for actual achievement of market conditions.

During the three months ended March 31, 2026, the Company determined the performance conditions were probable of achievement and recognized expense accordingly. For the three months ended March 31, 2026, the Company recognized stock-based compensation expense related to PSUs of approximately $952,441, which is included in general and administrative expenses in the consolidated statements of operations.

As of March 31, 2026, there was approximately $22,586,008 of total unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately 3.85 years.

NOTE 16. SUBSEQUENT EVENTS

Term Loan Agreement with Macquarie Equipment Capital Inc.

On April 8, 2026, TCDC, entered into a Term Loan Agreement with Macquarie Equipment Capital Inc. (“Macquarie”) for a senior secured term loan facility of up to $290,000,000 (the “Term Loan Agreement”). The facility consists of a committed $20,000,000 Term Loan A-1, a $30,000,000 Term Loan A-2, a $40,000,000 Term Loan A-3, and a $200,000,000 Delayed Draw Term Loan (as defined in the Term Loan Agreement). Borrowings under the Term Loan A-2, Term Loan A-3, and the Delayed Draw Term Loan are available solely at Macquarie’s discretion and are subject to certain conditions precedent. TCDC’s obligations under the Term Loan Agreement are secured by a first priority perfected security interest in all of the Collateral (as defined in the Term Loan Agreement), prior to all other liens on the Collateral except for certain permitted liens.

The loans mature on April 8, 2029, and bear interest at a rate equal to Term SOFR plus an applicable margin of 5.50% for Term Loans A-1 and A-2, and 7.75% for Term Loan A-3 and the Delayed Draw Term Loan. The borrowings are subject to a multiple on invested capital (MOIC) premium, which is fully earned upon execution of the agreement and payable upon repayment, prepayment, or acceleration. Depending on the staging of the loans and the timing of the repayment, the required MOIC ranges from 1.10 to 1.35. Funding of the Term Loan A-1 was conditioned upon, among other things, the Company closing an underwritten offering of at least $50 million. The Term Loan Agreement also includes certain post-closing covenants requiring the Company to establish an at-the-market program with an aggregate offering price of at least $100 million within 60 days of the closing date and close one or more sales of equity securities resulting in gross proceeds of at least $30 million within 60 days of the closing date. Furthermore, if a data center lease is not executed within six months of the closing date, or if aggregate loan drawings are less than $50 million, the lender may elect to require full prepayment or monthly repayment installments.

Equity Issuances

From time to time beginning with the initial funding of the Term Loan Agreement, the Company may issue certain warrants to purchase common stock (the “Macquarie Warrants”) to Macquarie, with an aggregate value of up to $5.0 million. In connection with the initial funding of the Term Loan Agreement, on April 13, 2026, the Company issued 400,208 Macquarie Warrants to Macquarie, at an exercise price of $5.00 and with an aggregate value of approximately $2.0 million. The Macquarie Warrants are exercisable at any time or from time to time on or before April 8, 2031. The Macquarie Warrants are exercisable for cash only, subject to customary adjustments. Under the Term Loan Agreement, the Company is required to deliver a Macquarie Warrant to Macquarie for an aggregate purchase price of up to 10% of the principal amount of the applicable Loans (as defined in the Term Loan Agreement) funded, subject to certain limitations. The Company’s obligation to issue Macquarie Warrants ceases once the aggregate outstanding principal amount of the Loans is equal to or greater than $50,000,000. The exercise price is equal to the product of (i) 120% multiplied by (ii) the five-day volume weighted average price of the Company’s common stock as of the date of issuance of the Macquarie Warrants, subject to a minimum price floor of $4.30. Additionally, the Company issued 1,000,520 shares of common stock to Macquarie at a price of $5.00 per share and entered into a Registration Rights Agreement with Macquarie with respect to the resale of these securities.

Shareholder Litigation

On April 1, 2026, a federal securities class action lawsuit was filed in the U.S. District Court for the Western District of Texas against the Company and certain members of its management. The complaint alleges violations of federal securities laws on behalf of investors who purchased the Company’s securities between November 6, 2024, and December 29, 2025. The Company intends to vigorously defend itself against these claims.

Underwritten Public Offering of Common Stock

On April 9, 2026, New Era Energy & Digital, Inc. announced the pricing of an underwritten public offering of 29,850,746 shares of its common stock at a public offering price of $3.35 per share. In connection with this offering, the Company entered into an underwriting agreement with Northland Securities, Inc., acting as the representative for the underwriters. Pursuant to this agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 4,477,611 shares of common stock at the public offering price, less underwriting discounts. Additionally, the Company agreed to a 90-day lock-up period during which it may not sell, transfer, or otherwise dispose of any shares of common stock without the prior written consent of the underwriters, subject to certain exceptions.

On April 10, 2026, the underwriters exercised their option to purchase an additional 4,477,611 shares of common stock (the “Option Shares”) at the public offering price, less the underwriting discounts and commissions. The closing of the purchase of the Option Shares by the underwriters occurred on April 14, 2026.

Use of Proceeds and Repayment of Convertible Note

The Company generated approximately $93.4 million in net proceeds from the offering. The primary use of these proceeds was to repay in full all outstanding borrowings under its senior secured convertible promissory note with SharonAI, Inc., with any remainder to be used for general corporate purposes. This convertible note was originally issued as part of the acquisition consideration related to the Membership Interest Purchase Agreement dated January 16, 2026, and was repaid in full on April 24, 2026.

Issuance of Unregistered Equity Securities

On April 10, 2026, the Company issued 893,724 shares of its common stock to SharonAI, Inc. in connection with a previously reported Membership Interest Purchase Agreement dated January 16, 2026. This issuance compensated for the difference in value between shares issued to SharonAI on March 31, 2026, and the shares that would have been received had the Company’s recent underwritten public offering closed prior to March 31, 2026. Additionally, on April 10, 2026, the Company issued 1,522,389 shares of common stock to Zachary Yi Zhou upon the maturity of an Amended and Restated Promissory Note dated April 6, 2026. The maturity of this note was triggered by the closing of the Company’s underwritten public offering, which qualified as a Qualified Equity Financing. Both issuances were made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933. Following these issuances and the public offering, the Company had 93,522,797 shares of common stock issued and outstanding as of April 10, 2026.

Acquisition Consideration and Share Issuance Cap

Pursuant to the January 16, 2026 Membership Interest Purchase Agreement, the Company acquired SharonAI’s equity interests in Texas Critical Data Centers LLC for an aggregate purchase price of $70 million, consisting of $10 million in cash, $10 million in equity securities, and a $50 million senior secured convertible promissory note. The entirety of this acquisition consideration was subject to a 19.99% issuance cap, requiring stockholder approval to issue any shares of the Company’s common stock above this threshold. The Company held a Special Meeting of the Stockholders on April 16, 2026, to approve the issuance of shares of the Company’s common stock in excess of the issuance cap. The proposal to approve the issuance of shares of the Company’s common stock in excess of the issuance cap was approved by a majority of the shares present in person or by proxy and entitled to vote on the matter.

Convertible Note Prepayment

On April 10, 2026, the Company issued written notice to SharonAI, Inc. of its irrevocable election to prepay its $50 million senior secured convertible promissory note in full. Although SharonAI retained the right to convert up to 20% of the note’s balance into common stock by April 17, 2026, it did not exercise this option. Consequently, on April 24, 2026, the Company paid the entire $50 million principal balance and all accrued interest in cash. This final payment fully satisfied the note and concluded all remaining payment obligations related to the Company’s acquisition of SharonAI, Inc.’s equity interests in TCDC.

Executive Employment Agreement and Compensatory Arrangements

On April 14, 2026, the Company’s Board of Directors appointed Andrew Casazza to serve as Chief Corporate Officer, effective April 28, 2026. In connection with this appointment, the Company entered into an employment agreement establishing an annual base salary of $415,000 and an annual target bonus opportunity of up to 40% of his base salary, which is contingent upon the achievement of specified performance goals. The employment agreement includes severance provisions that entitle Mr. Casazza to 100% of his annual base salary, along with earned and pro-rated bonuses and a lump sum payment for 12 months of benefit premiums, in the event he is terminated without Cause or resigns for Good Reason (as defined in the employment agreement) prior to a Change in Control (as defined in the employment agreement). If such a qualifying termination occurs on or after a Change in Control, the severance compensation increases to 150% of his base salary and 18 months of benefit premium payments.

Issuance of Inducement Restricted Stock Units

Concurrent with his appointment, the Company granted Mr. Casazza an award of RSUs covering 400,000 shares of the Company’s common stock. These RSUs will vest in monthly installments over a four-year period beginning on April 28, 2026, subject to his continued employment with the Company. This award was specifically structured as an inducement grant and was not issued pursuant to the Company’s standard Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

Recent Developments

Term Loan Agreement with Macquarie Equipment Capital Inc.

On April 8, 2026, TCDC, entered into a Term Loan Agreement with Macquarie Equipment Capital Inc. (“Macquarie”) for a senior secured term loan facility of up to $290,000,000 (the “Term Loan Agreement”). The facility consists of a committed $20,000,000 Term Loan A-1, a $30,000,000 Term Loan A-2, a $40,000,000 Term Loan A-3, and a $200,000,000 Delayed Draw Term Loan (as defined in the Term Loan Agreement). Borrowings under the Term Loan A-2, Term Loan A-3, and the Delayed Draw Term Loan are available solely at Macquarie’s discretion and are subject to certain conditions precedent. TCDC’s obligations under the Term Loan Agreement are secured by a first priority perfected security interest in all of the Collateral (as defined in the Term Loan Agreement), prior to all other liens on the Collateral except for certain permitted liens.

The loans mature on April 8, 2029, and bear interest at a rate equal to Term SOFR plus an applicable margin of 5.50% for Term Loans A-1 and A-2, and 7.75% for Term Loan A-3 and the Delayed Draw Term Loan. The borrowings are subject to a multiple on invested capital (“MOIC”) premium, which is fully earned upon execution of the agreement and payable upon repayment, prepayment, or acceleration. Depending on the staging of the loans and the timing of the repayment, the required MOIC ranges from 1.10 to 1.35. Funding of the Term Loan A-1 was conditioned upon, among other things, the Company closing an underwritten offering of at least $50 million. The Term Loan Agreement also includes certain post-closing covenants requiring the Company to establish an at-the-market program with an aggregate offering price of at least $100 million within 60 days of the closing date and close one or more sales of equity securities resulting in gross proceeds of at least $30 million within 60 days of the closing date. Furthermore, if a data center lease is not executed within six months of the closing date, or if aggregate loan drawings are less than $50 million, the lender may elect to require full prepayment or monthly repayment installments.

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

Senior Secured Convertible Promissory Note

On January 16, 2026, we acquired the remaining 50% member interest in TCDC, from SharonAI, pursuant to the Membership Interest Purchase Agreement (the “SharonAI Purchase Agreement”), dated as of January 16, 2026, by and between the Company and SharonAI, for an aggregate purchase price of $70 million, of which (a) $10 million is payable in cash, (b) $10 million is payable in equity securities to be issued in connection with the Company’s next equity financing transaction, and (c) $50 million is payable in the form of a senior secured convertible promissory note (the “Convertible Note”). The entirety of the acquisition consideration is subject to a 19.99% ownership cap. On March 31, 2026, the Company paid SharonAI $9.85 million in cash and issued to SharonAI 2,091,351 shares of common stock (at a price per share of $4.78) in satisfaction of the Company’s obligation to pay $10 million in equity securities under the Membership Interest Purchase Agreement. On April 24, 2026, the Company paid $50 million principal plus accrued interest in cash in satisfaction of its obligations under the Convertible Note.

Investor Waiver

On February 1, 2026, the Company entered into an Amended and Restated Consent and Waiver (the “Amended Waiver”) with ATW AI Infrastructure II LLC (the “Investor”) pursuant to which the Investor agreed to partially waive the anti-dilution provisions of the First Tranche Warrant and Second Tranche Warrant (the “Investor Warrants”) such that the exercise prices of the First Tranche Warrant and Second Tranche Warrant were each adjusted down solely to $2.00. As a result of the anti-dilution adjustments in the Investor Warrants, as modified by the Amended Waiver, the number of shares of common stock of the Company issuable pursuant to the First Tranche Warrant total 5.5 million shares and the number of shares of common stock issuable pursuant to the Second Tranche Warrant total 10.7 million shares.

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

Management Changes and Commitments

On March 16, 2026, New Era Energy & Digital, Inc. appointed Ted Warner to serve as the Company’s Chief Financial Officer. Under his employment agreement, Mr. Warner will receive an annual base salary of $500,000 and has an annual target bonus opportunity of up to 40% of his base salary based on the achievement of specific performance goals. He may also be eligible for a one-time discretionary bonus of $200,000 upon the successful completion of certain operational and financial milestones. The agreement outlines severance terms detailing that if Mr. Warner is terminated without Cause or resigns for Good Reason prior to a Change in Control, he will receive 100% of his annual base salary, prorated and unpaid prior-year bonuses, and a lump sum payment to cover 12 months of benefit premiums. If such a termination occurs on or after a Change in Control, his severance compensation increases to 150% of his annual base salary, along with the prorated and unpaid prior-year bonuses, and a lump sum payment to cover 18 months of benefit premiums.

On April 28, 2026, the Company appointed Andrew Casazza to serve as the Company’s Chief Corporate Officer. Under his employment agreement, Mr. Casazza will receive an annual base salary of $415,000 and has an annual target bonus opportunity of up to 40% of his base salary based on the achievement of specific performance goals. He may also be eligible to participate in the Company’s employee benefit programs and receive grants of equity or equity-based awards under the Company’s Equity Incentive Plan, as approved by the Compensation Committee. The agreement outlines severance terms detailing that if Mr. Casazza is terminated without Cause or resigns for Good Reason prior to a Change in Control, he will receive 100% of his annual base salary, prorated and unpaid prior-year bonuses, and a lump sum payment to cover 12 months of benefit premiums. If such a termination occurs on or after a Change in Control, his severance compensation increases to 150% of his annual base salary, along with the prorated and unpaid prior-year bonuses, and a lump sum payment to cover 18 months of benefit premiums.

Stock-Based Compensation

In connection with his hiring, Mr. Warner was granted an award of 1,221,346 PSUs. These PSUs are eligible to vest over a five-year performance period that began on January 1, 2026, based on specific performance and time-based service conditions. The Company also granted Mr. Warner 610,673 RSUs. These RSUs are scheduled to vest monthly over a four-year period beginning March 16, 2026, subject to his continued employment. Both the PSU and RSU awards were issued strictly as inducement grants and were not issued pursuant to the Company’s Equity Incentive Plan.

Material Definitive Agreements and Commitments

On March 25, 2026, TCDC entered into amendments to two Special Warranty Deeds with Odessa Industrial Development Corporation (d/b/a Grow Odessa). These amendments were executed to eliminate certain rights of Grow Odessa to repurchase property from TCDC. In connection with the execution of the amendments, TCDC agreed to pay Grow Odessa an aggregate amount of $4,347,500. This total consideration is payable through a promissory note in the principal amount of $3,347,500 and a cash payment of $1,000,000.

Trends and Other Key Factors Affecting Results of Operations

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

Revenues, net

Pursuant to the Company’s ongoing oil and gas and helium obligations that existed prior to its strategic pivot, the Company previously sold its oil to a single purchaser on a monthly basis, pursuant to a purchase agreement (the “Oil Purchase Agreement”), at a price based on an index price from the purchaser. The Oil Purchase Agreement will continue on a month-to-month basis thereafter unless and until terminated by the Company or the purchaser with a 30-day advance notice. Oil that is produced from the Company’s wells is stored in tank batteries located on the Company’s lease. When the purchaser’s truck connects to the storage tank and oil enters the truck, control of the oil is transferred to the purchaser, the Company’s obligations are satisfied, and revenue is recognized. During 2025, the Company did not have any oil sales as it disposed of its oil properties in 2024.

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

Other income and expense

Other income (expenses) primarily consists of interest income and expense, changes in the fair value of derivative instruments and interest expense. Interest income relates primarily to interest earned on certificates of deposit associated with operating bonds. Interest expense is primarily associated with interest on outstanding notes. Changes in the fair value of derivative instruments reflect periodic mark-to-market adjustments on derivative assets and liabilities.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The balance of the Company’s valuation allowance as of $12,389,779 and $10,003,463 as of March 31, 2026 and December 31, 2025, respectively.

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

The Company records any tax-related interest charges as interest expense and any tax-related penalties as other expense in the consolidated statements of operations of which there have been none to date. The Company is also subject to Texas Margin Tax. The Company realized no Texas Margin Tax in the accompanying condensed consolidated financial statements as we do not anticipate owing any Texas Margin Tax for the periods presented.

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

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three months ended March 31, 2026 and 2025. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended March 31,		Variance
	2026	2025	($)	(%)
Revenues, Net
Oil, natural gas, and product sales, net	$802,353	$326,455	$475,898	145.8%
Total Revenues, Net	802,353	326,455	475,898	145.8
Costs and expenses
Lease operating expenses	296,053	260,480	35,573	13.7
Impairment expenses	375,000	-	375,000	100.0
Depletion, depreciation, amortization, and accretion	374,860	198,409	176,451	88.9
General and administrative expenses	7,364,387	1,936,654	5,427,733	280.3
Total costs and expenses	8,410,300	2,395,543	6,014,757	251.1

Loss from operations	(7,607,947)	(2,069,088)	(5,538,859)	267.7

Other income (expenses)
Interest income	11,586	15,380	(3,794)	(24.7)
Interest expense	(1,708,220)	(1,442,122)	(266,098)	18.5
Change in fair value of derivative asset	-	(15,403)	15,403	(100.0)
Change in fair value of derivative liability	312,694	190,977	121,717	100.0
Total Other Income (Expenses)	(1,383,940)	(1,251,168)	(132,772)	10.6

Loss before income taxes	(8,991,887)	(3,320,256)	(5,671,631)	170.8

Net loss	$(8,991,887)	$(3,320,256)	$(5,671,631)	170.8%

Net Revenue by Product Category

The following table summarizes the Company’s net audited consolidated revenues disaggregated by product category:

	March 31, 2026	March 31, 2025
Natural gas	$1,237,983	$682,161
Less gathering and processing	(505,377)	(402,097)
Natural gas, net	732,606	280,064
NGL	69,747	46,391
Oil	-	-
Total revenue, net	$802,353	$326,455

Natural gas, net represented 91.3% of the revenue for the three months ended March 31, 2026, compared to 85.8% for the three months ended March 31, 2025, and increased $452,542 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in revenue was primarily due to $379,000 increase related to a $1.56 per Mcf increase in gas prices net of processing and transportation, and $74,000 increase related to 51 MMcf increase in gas sales volumes.

Natural gas liquids (“NGLs”) represented 8.7% of the revenue for the three months ended March 31, 2026, compared to 14.2% for the three months ended March 31, 2025, and increased $23,356 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in revenue was primarily due to $38,000 increase related to a 638 per Bbl increase in NGL sales volumes, partially offset by $14,000 decrease related to $10.15 Bbl decrease in NGL prices.

Operating Expenses

	For the Three Months Ended March 31,		Variance
	2026	2025	($)	(%)
Costs and expenses
Lease operating expenses	$296,053	$260,480	$35,573	13.7
Impairment expenses	375,000	-	375,000	100.0
Depletion, depreciation, amortization, and accretion	374,860	198,409	176,451	88.9
General and administrative expenses	7,364,387	1,936,654	5,427,733	280.3
Total costs and expenses	$8,410,300	$2,395,543	$6,014,757	251.1

The Company experienced an overall increase in operating expenses of $6,014,757 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Lease operating expenses increased $35,573 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to an increase in severance tax expense related to higher revenues during the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025.

Impairment expenses increased $375,000 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in the first quarter of 2026 was due to impairment of the gas plant related to payments made towards the plan during the quarter ended March 31, 2026 and the change in the Company’s strategy that occurred in late 2025.

Depletion, depreciation, amortization and accretion increased $176,451 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to a $8,000 increase in accretion expense associated with asset retirement obligations, a $38,000 increase in depletion expense due to a 51 MMcf increase in gas sales volumes, and a $8,000 increase in depreciation expenses associated with the purchase of equipment during 2025 and 2026, partially offset by a $123,000 decrease in depletion expense related to a decrease in the depletion rate.

General and administrative costs increased $5,427,733 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to a $2,587,000 increase in legal expenses, a $1,729,000 increase in stock compensation cost, a $737,000 increase in consulting and professional services costs, a $385,000 increase in public relations cost, and a $143,000 increase in travel costs, partially offset by a $100,000 decrease in insurance costs and a $53,000 decrease in other expenses.

Other (Expense) Income

	For the Three Months Ended March 31,		Variance
	2026	2025	($)	(%)
Other income (expenses)
Interest income	$11,586	$15,380	$(3,794)	$(24.7)
Interest expense	(1,708,220)	(1,442,122)	(266,098)	18.5
Change in fair value of derivative asset	-	(15,403)	15,403	(100.0)
Change in fair value of derivative liability	312,694	190,977	121,717	100.0
Total Other Income (Expenses)	(1,383,940)	(1,251,168)	(132,772)	10.6

Interest income decreased $3,794 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This interest income relates to interest earned on the Company’s certificates of deposit.

Interest expense increased $266,098 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was primarily due to a $1,673,000 increase in interest due and debt discount on the Sharon AI convertible note, and a $32,000 increase related to interest expense associated with excise and withholding taxes, partially offset by a $1,391,000 decrease related to the convertible note interest, deferral fees and amortization of debt discount and debt issuance cost, and a $43,000 decrease related to interest on the AirLife note, and $7,000 decrease in interest due to the Office of Natural Resources.

Change in fair value of derivative asset decreased $15,403 as the company paid off the associated debt instrument in the quarter ended December 31, 2025.

Change in fair value of derivative liability increased $121,717 for the quarter ended March 31, 2026 as compared to the quarter ended March 31, 2025. The increase was primarily due to a change in fair value of the derivative associated with the Sharon AI note, partially offset by a change in the fair value of the derivative associated with the ATW convertible note which was paid off in December 31, 2025.

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

On January 23, 2026, we filed a shelf registration statement on Form S-3 (File No. 333-292892) with the SEC, which was declared effective on January 30, 2026 (the “Registration Statement”). The Registration Statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings in an aggregate amount of up to $350 million. The Registration Statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. On April 10, 2026, we closed an underwritten public offering of 29,850,746 shares of common stock, at a price to the public of $3.35 per share, resulting in net proceeds to the Company of approximately $93.4 million pursuant to the Registration Statement. In connection with the underwritten public offering, the underwriters exercised their option to purchase an additional 4,477,611 shares of common stock at the public offering price, resulting in additional net proceeds of approximately $14 million.

From February through April 2026, we issued 5,171,540 shares of common stock underlying the First Tranche Warrant and 602,460 shares of common stock underlying the Second Tranche Warrant to the Investor at an exercise price of $2.00 per share for total proceeds of $11,348,000.

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

We had a cash balance of $2,224,771 as of March 31, 2026. We also had a working capital deficit of $57,951,239 as of March 31, 2026.

The Company’s future capital requirements will depend on many factors, including its rate of revenue growth and the timing and extent of expenditures to support sales, marketing, and infrastructure development. The Company currently expects to require approximately $73.7 million over the next twelve months, including up to $50.0 million payable by June 30, 2026 related to outstanding financing arrangements. The Company also expects to incur approximately $10.0 million in general and administrative expenses and approximately $3.9 million of other costs. Upon execution of binding term sheets or definitive agreements with data center users, these expected costs may increase materially.

Since inception, the Company’s primary sources of liquidity have included operating cash flows, capital contributions, and borrowings.

Subsequent to March 31, 2026, the Company strengthened its liquidity position through a combination of debt and equity financings. On April 8, 2026, TCDC, the Company’s wholly owned subsidiary, entered into a senior secured term loan facility providing for borrowings of up to $290.0 million, including an initial committed tranche of $20.0 million, which was fully funded on April 13, 2026. In addition, on April 10, 2026, the Company completed an underwritten public offering, resulting in net proceeds of approximately $93.4 million. In connection with the underwritten public offering, the underwriters exercised their option to purchase additional shares of common stock at the public offering price, resulting in additional net proceeds of approximately $14 million. The Company used the proceeds from the offering to repay outstanding borrowings under its senior secured convertible promissory note, and intends to use any remaining proceeds available for general corporate purposes.

Access to additional amounts under the term loan facility beyond the initial committed tranche is subject to lender approval and the satisfaction of certain conditions.

Cash Flows

Cash flows for the three months ended March 31, 2026 and 2025

The following table summarizes our cash flow activity for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
Cash Provided by (Used in)
Operating Activities	$(6,397,454)	$(2,830,194)
Investing Activities	(6,480,435)	(677,547)
Financing Activities	13,899,932	3,487,593
Net increase in cash and cash equivalents	$1,022,043	$(20,148)

Net cash used in operating activities

Cash used in operating activities was $6,397,454 for the three months ended March 31, 2026, primarily driven by a net loss of $8,991,887. This was partially offset by non-cash adjustments, including stock-based compensation of $1,729,138, amortization of debt discount and debt issuance costs of $659,546, depletion, depreciation, amortization, and accretion of $374,860, and impairment expense of $375,000. Cash used in operating activities was also impacted by changes in working capital, including increases in accounts receivable of $670,472 and prepaid and other current assets of $123,496, partially offset by increases in accrued liabilities of $1,452,978 and accounts payable of $55,302.

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

Net cash used in investing activities

Investing activities used cash of $6,480,435 for the three months ended March 31, 2026, related to the purchase of TCDC, purchase of property, plant and equipment and the purchase of land.

Investing activities used cash of $677,547 for the three months ended March 31, 2025, related to the purchasing of property, plant and equipment offset by proceeds from the sale of interest in oil and natural gas properties and proceeds from the sale of restricted investments.

Net cash provided by financing activities

Financing activities provided cash of $13,899,932 for the three months ended March 31, 2026, primarily driven by $11.3 million of proceeds from the exercise of warrants and $2.6 million of proceeds from a related party receivable.

Financing activities provided cash of $3,487,593 for the three months ended March 31, 2025, primarily related to proceeds from exercise of warrants and proceeds from the convertible note, offset by repayment on convertible note and debt issuance costs.

Seasonality

We typically do not experience seasonality in our operations.

Recent Accounting Pronouncements

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited financial statements and disclosures.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for  determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal  acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited financial statements.

Recently Adopted Accounting Pronouncements:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU was effective for the annual period ended December 31, 2025. The adoption of this guidance had no impact on the Company’s unaudited financial statements.

Critical Accounting Estimates

The Company prepares its condensed consolidated financial statements for inclusion in this Report in accordance with generally accepted accounting principles in the United States (“GAAP”). See Note 2 of Notes to Consolidated Financial Statements. The following is a discussion of the Company’s most critical accounting estimates, judgments and uncertainties that are inherent in the Company’s application of GAAP.

Reserves

The Company’s proved reserve information as of December 31, 2025 and December 31, 2024 was prepared by MKM Engineering, independent reservoir engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. The Company’s estimates of proved reserves materially impact depreciation, depletion and amortization (“DD&A”) expense. If the estimates of proved reserves decline, the rate at which the Company records DD&A expense will increase, reducing future net income. Such a decline may result from lower commodity prices, which may make it uneconomical to drill for and produce higher cost fields. Under the full cost method of accounting, the Company performs a quarterly ceiling test in accordance with SEC Regulation S-X Rule 4-10. The ceiling test limits the net capitalized costs of oil and gas properties to the present value (PV-10) of estimated future net revenues from proved reserves, based on SEC-prescribed commodity prices, adjusted for discounted asset retirement obligations and income taxes. The calculation requires significant estimates and assumptions, including reserve quantities, future production timing, future operating and development costs and commodity prices. Declines in proved reserve estimates, reductions in projected future net revenues or other adverse changes in the underlying assumptions may reduce the calculated ceiling limitation and result in non-cash impairment charges.

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

Deferred Tax Asset Valuation Allowance.

The Company continually assesses both positive and negative evidence for recoverability of its deferred tax assets and based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences, the Company maintained a valuation allowance of $12,389,779 for the three months ended March 31, 2026. There can be no assurance that facts and circumstances will not materially change and require the Company to revise this valuation allowance in a future period.

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

On October 29, 2021, the Company entered into an amendment of the LOC a new promissory note, increasing the amount to $425,000 with variable interest initially of 4.25% per annum and maturing on September 29, 2026. On January 1, 2022, and March 29, 2022, the LOC was amended, and new promissory notes were executed increasing the amount to $650,000 and $920,000, respectively. As of March 31, 2026, and December 31, 2025, no amount was drawn down under the LOC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2026, the end of the period covered by this Report, using the Internal Control Integrated Framework (“ICIF”) by COSO. Management selected the ICIF framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting. As a result of management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026, or as of the date of the filing of this Report.

Our disclosure controls and procedures, including internal controls over financial reporting, were not effective as of March 31, 2026, or as of the date of filing of this Report, because management did not adequately evaluate and test its controls and procedures. The Company closed the Business Combination on December 6, 2024 and started trading on December 9, 2024. Prior to this, we were a private company with limited accounting personnel and other resources with which to address our internal controls over financial reporting. Although the Company has initiated documentation of processes and controls and performing certain controls, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2026, or as of the date of this filing, and therefore have a material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During 2025, the Company continued the process to develop and implement its internal controls over financial reporting. This included the documentation of processes and identification of existing controls. In addition, in order to address segregation of duties issues as a result of the Company’s limited accounting staff, the Company continues to engage a third party to assist in the monthly and quarterly accounting, a third party to assist in the evaluation of appropriate accounting treatment and disclosures related to complex transactions and new pronouncements, and a third party to assist in accounting for income taxes. The Company will develop and review plans in order to address the material weakness in its internal controls over financial reporting. These plans may include engaging a third party to assist in the development, evaluation, testing and monitoring of its internal controls over financial reporting. As of March 31, 2026, or as of the date of this filing, the Company has not completed development nor finalized plans to address its material weakness in its internal controls over financial reporting.

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

Except as disclosed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

New Mexico Litigation

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

Shareholder Litigation

On April 1, 2026, a federal securities class action lawsuit was filed in the U.S. District Court for the Western District of Texas against the Company and certain members of its management, styled Annonio v. New Era Energy & Digital, Inc., et al., Case No. 7:26-cv-00120. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks, among other relief, a determination that the action is a proper class action under Rule 23 of the Federal Rules of Civil Procedure, damages, costs, and attorneys’ fees. The Company intends to vigorously defend itself against these claims. We believe that the resolution of this litigation will not have a material adverse effect on our business, financial condition or results of operations. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of this matter could have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2025, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Roth CH V Holdings, Inc. filed on December 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).
3.2	Certificate of Change pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).
3.4	Amended and Restated Bylaws of Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).
4.1*	Description of Securities.
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2026).
4.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 8, 2026).
4.4	Warrant to Purchase Common Stock, dated April 13, 2026, by and between the Company and Macquarie Equipment Capital Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2026).
4.5	Registration Rights Agreement, dated April 13, 2026, by and between the Company and Macquarie Equipment Capital Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 14, 2026).
10.4	Amended and Restated Consent and Waiver, dated February 1, 2026, by and between the Company and ATW AI Infrastructure II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.5	Employment Agreement, dated January 28, 2026, by and between the Company and Charles Nelson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.6	Performance Award Agreement, dated January 28, 2026, by and between the Company and Charles Nelson (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.7	Restricted Stock Unit Award Agreement, dated January 28, 2026, by and between the Company and Charles Nelson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.8	Amended and Restated Employment Agreement, dated January 1, 2026, by and between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

10.9	Performance Award Agreement, dated January 28, 2026, by and between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.10	Restricted Stock Unit Award Agreement, dated January 28, 2026, by and between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.11	Employment Agreement, dated March 16, 2026, by and between the Company and Ted Warner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2026, File No. 001-42433).
10.12	Performance Award Agreement, dated March 16, 2026, by and between the Company and Ted Warner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 18, 2026, File No. 001-42433).
10.13	Restricted Stock Unit Award Agreement, dated March 16, 2026, by and between the Company and Ted Warner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 18, 2026, File No. 001-42433).
10.14	Grow Odessa Promissory Note, dated March 25, 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2026, File No. 001-42433).
10.15	Amendment to Special Warranty Deed (235 Acres), dated March 25, 2026, by and between Texas Critical Data Centers LLC and Odessa Industrial Development Corporation d/b/a Grow Odessa (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2026, File No. 001-42433).
10.16	Amendment to Special Warranty Deed (205 Acres), dated March 25, 2026, by and between Texas Critical Data Centers LLC and Odessa Industrial Development Corporation d/b/a Grow Odessa (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 31, 2026, File No. 001-42433).
10.17	Amended and Restated Promissory Note, dated April 6, 2026, by and between the Company and Zachary Yi Zhou (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 6, 2026).
10.18	Term Loan Agreement, dated April 8, 2026, by and between the Company, TCDC and Macquarie Equipment Capital Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2026).
10.19	Employment Agreement, dated April 28, 2026, by and between the Company and Andrew Casazza (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2026).
10.20	Restricted Stock Unit Award Agreement, dated April 28, 2026, by and between the Company and Andrew Casazza (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 17, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ERA ENERGY & DIGITAL, INC.

By:	/s/ E. Will Gray II
Name:	E. Will Gray II
Title:	Chief Executive Officer
Date:	May 14, 2026

By:	/s/ Ted Warner
Name:	Ted Warner
Title:	Chief Financial Officer
Date:	May 14, 2026