Form 10-Q/A
period 2026-03-31
New ERA Energy & Digital, Inc.
filed 2026-08-14
CIK 2028336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

New Era Energy & Digital, Inc. (the “Company,” “we,” “us,” “our” or “NUAI”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2026 (the “Original Form 10-Q”), to restate the Company’s unaudited condensed consolidated financial statements and related disclosures as of and for the three months ended March 31, 2026 (the “Restatement”) as further described below as well as in Note 3 — Restatement of Previously Issued Financial Statements, in Part I, Item 1 — Financial Statements.

Background and Effect of the Restatement

During the preparation of the Company’s financial statements for the quarterly period ended June 30, 2026, management identified certain errors that resulted from the misapplication of accounting under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), for performance stock units (“PSUs”) granted to certain executive officers during the three months ended March 31, 2026. Specifically, the grant-date fair value of the PSU awards was inappropriately calculated and understated. The corrected aggregate grant-date fair value of certain PSU awards is $57,336,238, as compared to $23,538,447 as originally determined. Additionally, the Company attributed compensation cost for the PSUs on a straight-line basis over the four-year vesting period. Because the PSU awards contain performance and market conditions and vest in monthly tranches, ASC 718 requires compensation cost to be recognized separately for each vesting tranche over that tranche’s requisite service period (the “graded-vesting attribution method”). The Company’s straight-line attribution policy for its restricted stock units, which contain only service conditions, is unaffected.

In addition, the Company recorded $1,629,854 of legal and accounting fees as general and administrative expense for the three months ended March 31, 2026 that were direct and incremental costs of specific transactions and should have been capitalized or deferred: transaction costs of an asset acquisition, which are capitalized as part of the cost of the acquired assets; debt issuance costs, which are presented as a direct deduction from the carrying amount of the related debt or, for debt not yet issued, deferred within other current assets; and equity issuance costs, which are charged against the gross proceeds of completed issuances or, for offerings not yet completed, deferred within other current assets. The correction of these errors also increases interest expense by $93,204, reflecting amortization of the reclassified debt issuance costs. The net effect of these errors was an overstatement of general and administrative expenses of $1,629,854 and an overstatement of net loss of $1,536,650 for the three months ended March 31, 2026.

The combined effect of the errors described above, in addition to certain other immaterial errors, was an understatement of net loss of $1,832,087 for the three months ended March 31, 2026; as restated, net loss is $10,823,974 and net loss per share, basic and diluted, is $(0.19), as compared to $8,991,887 and $(0.16), respectively, as previously reported. The errors affected net loss, net loss per share, total assets, total liabilities and total stockholder’s equity as well as the presentation of the condensed consolidated statement of cash flows and the condensed consolidated statement of changes in stockholders’ equity. The stock-based compensation errors have no effect on the Company’s cash position. The correction of the expense classification errors increases total assets by $1,333,709, decreases total liabilities by $114,616, and increases total stockholders’ equity by $1,448,325, with no effect on the Company’s cash position. The Restatement has no income tax effect because the Company maintains a full valuation allowance against its deferred tax assets. On July 24, 2026, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), after consultation with management and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 included in the Original Form 10-Q should no longer be relied upon. The Company reported the Audit Committee’s determination in a Current Report on Form 8-K filed with the SEC on July 30, 2026.

Internal Control Considerations

In connection with the Restatement, management identified material weaknesses in the Company’s internal control over financial reporting related to (i) the design and operation of controls over the measurement of grant-date fair value and the attribution of compensation cost for share-based payment awards containing performance and market conditions, including management review of supporting schedules and third-party valuation reports, and (ii) the design and operation of controls over the review and classification of professional fees and transaction costs, including the identification of costs required to be capitalized or deferred. As stated in the Original Form 10-Q, management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026. A discussion of the Company’s plans to remediate this material weakness is set forth in Part I, Item 4 – Controls and Procedures.

Items Amended in this Filing

This Amendment amends and restates the following items of the Original Form 10-Q:

●	Part I, Item 1 — Financial Statements;

●	Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part I, Item 4 — Controls and Procedures;

●	Part II, Item 1A – Risk Factors; and

●	Part II, Item 6 — Exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) from our principal executive officer and principal financial officer, each dated as of the date hereof, are being filed or furnished, as applicable, with this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Form 10-Q/A sets forth the information in the Original Form 10-Q in its entirety, as such information is amended and restated where necessary to reflect the Restatement. Except as described above, this Amendment does not amend, update, or change any other items or disclosures in the Original Form 10-Q, and does not reflect events occurring after the filing of the Original Form 10-Q, except as required to reflect the effects of the Restatement and correct various other immaterial errors. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q. The Company does not intend to amend any other reports previously filed or furnished with the SEC and you should not rely on any previously issued or filed reports, press releases, earnings releases, investor presentations or similar communications relating to the quarterly period ended March 31, 2026.

NEW ERA ENERGY & DIGITAL, INC.
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this prospectus, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Amendment relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	our ability to construct, develop, lease and maintain our flagship project;

●	our ability to access adequate project financing, commercial borrowings and debt and equity capital markets to fund our significant anticipated capital expenditures;

●	the impact of supply chain disruptions, labor availability, raw materials and input commodity costs and availability, and manufacturing and transportation;

●	general business and economic conditions;

●	environmental history, remediation, and associated risks;

●	our ability to obtain and renew leases with our tenants on terms favorable to us, and manage our growth, business, financial results and results of operations;

●	our ability to respond to price fluctuations and rapidly changing technology;

●	the impact of tariffs and global trade disruptions on us and our tenants;

●	changes in political conditions, geopolitical turmoil, political instability, civil disturbances, and restrictive governmental actions;

●	the degree and nature of our competition;

●	our failure to generate sufficient cash flows to service indebtedness;

●	our expectations regarding the anticipated timeline of our cash, cash equivalents and short-term investments, future financial performance and our ability to continue as a going concern;

●	material negative changes in the creditworthiness and the ability of our tenants to meet their contractual obligations;

●	increases and volatility in interest rates;

●	increased power, labor, equipment procurement, shipping, refurbishment or construction costs;

●	a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes;

●	our inability to obtain and/or maintain necessary government or other required consents or permits;

●	changes in, or the failure or inability to comply with, local, state, federal and applicable international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates;

●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us;

●	our ability to maintain an effective system of disclosure controls and procedures and internal control over financial reporting and operations; and

●	additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

ii

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026 (As Restated)	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$2,224,771	$1,202,728
Accounts receivable, net	1,323,774	941,068
Prepaid expenses and other current assets	2,163,205	891,700
Related party receivable	-	2,551,932
Restricted investments	1,396,295	1,384,708
Total Current Assets	7,108,045	6,972,136

Oil and natural gas properties, net	3,244,002	3,296,958
Property and equipment, net	833,980	116,774
Land	76,766,556	-
Investment in Joint Venture	-	3,631,005
Prepaid - non-current	60,000	120,000
Total Assets	88,012,583	14,136,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,332,492	1,277,187
Accrued liabilities	2,343,071	691,159
Excise taxes payable	1,428,307	1,402,934
Withholding taxes payable	-	800,018
Due to related parties	5,000,000	165,000
Note payable	3,347,500	-
Convertible note, net of discount – current	49,074,320	-
Asset retirement obligation – current	500,000	-
Embedded derivative liability	1,157,916	-
Other liabilities – current	96,242	90,740
Total Current Liabilities	64,279,848	4,427,038

Asset retirement obligation	12,127,122	12,319,132
Total Liabilities	76,406,970	16,746,170

Commitments and Contingencies (Note 12)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 245,000,000 shares authorized, 61,430,296 issued and 61,255,938 outstanding at March 31, 2026; 53,623,529 issued and 53,449,171 outstanding at December 31, 2025	6,146	5,366
Treasury stock, 174,358 shares at March 31, 2026 and December 31, 2025	(17)	(17)
Additional Paid-in Capital	65,781,501	40,743,397
Accumulated deficit	(54,182,017)	(43,358,043)
Total Stockholders’ Equity (Deficit)	11,605,613	(2,609,297)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	88,012,583	14,136,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	For the Three Months Ended March 31,
	2026 (As Restated)	2025
Revenues, net
Natural gas and product sales, net	$514,587	$326,455
Total revenues, net	514,587	326,455

Costs and expenses
Lease operating expenses	296,053	260,480
Impairment expense	375,000	-
Depletion, depreciation, amortization, and accretion	374,860	198,409
General and administrative expenses	9,162,195	1,936,654
Total costs and expenses	10,208,108	2,395,543

Loss from operations	(9,693,521)	(2,069,088)

Other income (expenses)
Interest income	11,586	15,380
Interest expense	(1,801,424)	(1,442,122)
Change in fair value of deferred equity consideration	346,691	-
Change in fair value of derivative asset	-	(15,403)
Change in fair value of derivative liability	312,694	190,977
Total other income (expenses)	(1,130,453)	(1,251,168)

Loss before income taxes	(10,823,974)	(3,320,256)

Income tax provision	-	-
Net loss	(10,823,974)	(3,320,256)

Net loss per share - basic and diluted	$(0.19)	$(0.24)
Weighted average number of common shares outstanding, basic and diluted	55,582,934	13,860,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

							Total
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2026	53,623,529	$5,366	(174,358)	$(17)	$40,743,397	$(43,358,043)	$(2,609,297)
Shares issued for the acquisition of TCDC	2,091,351	209	-	-	8,490,676	-	8,490,885
Common shares issued for services	31,564	3	-	-	164,990	-	164,993
Stock-based compensation	-	-	-	-	5,156,800	-	5,156,800
Warrants exercised, net of issuance costs	5,674,000	567	-	-	11,259,108	-	11,259,675
Options exercised	9,852	1	-	-	(33,470)	-	(33,469)
Net loss	-	-	-	-	-	(10,823,974)	(10,823,974)
Balance - March 31, 2026 (As Restated)	61,430,296	$6,146	(174,358)	$(17)	$65,781,501	$(54,182,017)	$11,605,613

							Total
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2025	13,165,152	$1,318	(174,358)	$(17)	$11,722,100	$(13,772,239)	$(2,048,838)
Sale of common stock	835,000	84	-	-	2,198,359	-	2,198,443
Common shares issued for services	125,000	12	-	-	423,738	-	423,750
Net loss	-	-	-	-	-	(3,320,256)	(3,320,256)
Balance - March 31, 2025	14,125,152	$1,414	(174,358)	$(17)	$14,344,197	$(17,092,495)	$(2,746,901)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	For the Three Months Ended March 31,
	2026 (As Restated)	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,823,974)	$(3,320,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	374,860	198,409
Change in fair value of deferred equity consideration	(346,691)	-
Change in fair value of derivative asset	-	15,403
Change in fair value of derivative liability	(312,694)	(190,977)
Impairment of long-lived assets	375,000	-
Amortization of debt discount and debt issuance costs	752,750	1,160,447
Accrued interest on note payable and other current liabilities	-	42,515
Interest income on investments and notes receivable	(11,586)	(15,380)
Stock-based compensation	5,156,800	-
Changes in operating assets and liabilities:
Accounts receivable	(382,706)	(320,869)
Prepaid and other current assets	(1,211,506)	89,675
Accounts payable	55,302	(602,384)
Accrued liabilities	1,452,978	84,905
Excise tax payable	25,373	-
Withholding tax payable	(800,018)	-
Due to related parties	(165,000)	14,185
Other liabilities - current	5,502	14,133
CASH USED IN OPERATING ACTIVITIES	(5,855,610)	(2,830,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	(1,000,000)	-
Purchase of member interest, net of cash acquired	(5,095,699)	-
Payments related to project assignment rights	(375,000)	-
Investment in property, plant and equipment, net	(255,435)	(677,547)
CASH USED IN INVESTING ACTIVITIES	(6,726,134)	(677,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, net of issuance costs	11,259,675	-
Issuance of common stock	-	2,198,443
Proceeds from convertible note, net of transaction costs	-	2,790,000
Repayment on convertible note	-	(1,416,667)
Debt issuance costs	(207,820)	(84,183)
Proceeds from related party receivable	2,551,932	-
CASH PROVIDED BY FINANCING ACTIVITIES	13,603,787	3,487,593

Change in cash and cash equivalents	1,022,043	(20,148)
Cash and cash equivalents, beginning of year	1,202,728	1,053,744
Cash and cash equivalents, end of year	$2,224,771	$1,033,596

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	64,356	260,093

SUPPLEMENTAL DISCLOSURES:
Related party note issued as part of consideration for asset acquisition	5,000,000	-
Convertible debt issued as part of consideration for asset acquisition	50,000,000	-
Common stock issued as part of consideration for asset acquisition	8,490,885	-
Equity method investment in joint venture reclassified upon consolidation	3,631,005	-
Acquisition of assets through issuance of note payable	3,347,500	-
Value of shares withheld for taxes upon exercise of stock options	33,470	-
Initial recognition of derivative liability associated with convertible debt	1,470,610	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

New Era Energy & Digital, Inc., formerly known as Roth CH Holdings, Inc. (“Roth V”), is a Nevada corporation. The Company was formed on February 6, 2023, through a Reorganization Agreement and Plan Share Exchange (the “Agreement”) with Solis Partners, LLC (“Solis Partners”) as described further in the paragraph below. The Company’s initial operations included the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

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

Furthermore, the historical financial statements of NUAI became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Amendment reflect (i) the historical operating results of NUAI prior to the merger; (ii) the combined results of ROCL and NUAI following the close of the merger; (iii) the assets and liabilities of NUAI at their historical cost and (iv) NUAI’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different applications dates for public or private companies, the Company as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the period ended December 31, 2026 or for any future periods.

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

Liquidity and Going Concern (As Restated)

The Company recorded a net loss of $10,823,974 for the three months ended March 31, 2026, and net loss of $3,320,256 for the three months ended March 31, 2025. As of March 31, 2026, the Company had a working capital deficit of $57,171,803 and a cash balance of $2,224,771.

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

As a result, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance of the Original Form 10-Q. The condensed consolidated financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of liabilities that might result should we be unable to continue as a going concern.

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

	March 31, 2026 (As Restated)	December 31, 2025
Natural gas and NGL sales	$506,882	$207,760
Joint interest accounts receivable	891,016	806,694
Other accounts receivable	139,727	140,465
Less allowance for expected losses	(213,851)	(213,851)
Total Accounts Receivable, net	$1,323,774	$941,068

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

	March 31, 2026 (As Restated)	December 31, 2025
Trade payable	$543,905	$535,958
Suspense payable	788,587	741,229
Total accounts payable	$1,332,492	$1,277,187

Total accrued liabilities	$2,343,071	$691,159

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

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718. ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Our accounting policy for the recognition of compensation expense for awards with only a service condition is to expense the costs on a straight-line basis over the life of the award. For performance and market based awards, our accounting policy is to recognize compensation expense separately for each vesting tranche over that tranche’s requisite service period. Stock-based compensation expense is not adjusted for actual achievement of market conditions.

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

NOTE 3: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, management identified errors in the Company’s accounting for PSUs granted during the quarter and in the classification of certain professional fees related to the Company’s acquisition and financing transactions.

With respect to the PSUs, the Company (i) understated the grant-date fair value of certain PSU awards, and (ii) attributed compensation cost using the straight-line method rather than recognizing cost separately for each vesting tranche over its requisite service period using the graded-vesting attribution method, as required for awards containing performance and market conditions. The corrected aggregate grant-date fair value of the awards is $57,336,238 ($23,538,447, as originally determined), and the errors resulted in an understatement of stock-based compensation expense and net loss of $3,427,662 for the three months ended March 31, 2026 (“Adjustment 1”).

In addition, the Company recorded $1,629,854 of legal and accounting fees as general and administrative expense that were direct and incremental costs of specific transactions and should have been capitalized or deferred: transaction costs of the TCDC asset acquisition, which are capitalized as part of the cost of the acquired assets; debt issuance costs, which are presented as a direct deduction from the carrying amount of the related debt or, for debt not yet issued, deferred within prepaid expenses and other current assets; and equity issuance costs, which are charged against the gross proceeds of completed issuances or, for offerings not yet completed, deferred within prepaid expenses and other current assets. The correction also increases interest expense by $93,204, reflecting amortization of the reclassified debt issuance costs. The net effect of these errors was an overstatement of net loss of $1,536,650 for the three months ended March 31, 2026 (“Adjustment 2”).

The Company assessed the materiality of the errors, individually and in the aggregate, and concluded that the errors were material to the previously issued unaudited condensed consolidated financial statements. Accordingly, the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2026 have been restated to correct the errors. The Restatement has no income tax effect, as the Company maintains a full valuation allowance against its deferred tax assets.

The correction of Adjustment 1 and Adjustment 2, as well as the correction of other immaterial adjustments to the previously issued unaudited condensed consolidated financial statements, and the related line item impacts on the condensed consolidated balance sheet as of March 31, 2026 and the condensed consolidated statement of operations, condensed consolidated statement of changes in stockholders’ equity and condensed consolidated statement of cash flows for the three months ended March 31, 2026 are presented below.

The effects of the Restatement on the Company’s previously issued unaudited condensed consolidated financial statements are presented below.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) — FOR THE THREE MONTHS ENDED MARCH 31, 2026

	As Previously Reported	Adjustment 1	Adjustment 2	Other adjustments	As Restated
Natural gas and product sales, net	$802,353	$—	$—	$(287,766)	$514,587
Total revenues, net	802,353	—	—	(287,766)	514,587
General and administrative expenses	7,364,387	3,427,662	(1,629,854)	—	9,162,195
Total costs and expenses	8,410,300	3,427,662	(1,629,854)	—	10,208,108
Loss from operations	(7,607,947)	(3,427,662)	1,629,854	(287,766)	(9,693,521)
Interest expense	(1,708,220)	—	(93,204)	—	(1,801,424)
Change in fair value of deferred equity consideration	—	—	—	346,691	346,691
Total other income (expenses)	(1,383,940)	—	(93,204)	346,691	(1,130,453)
Loss before income taxes	(8,991,887)	(3,427,662)	1,536,650	58,925	(10,823,974)
Net loss	$(8,991,887)	$(3,427,662)	$1,536,650	$58,925	$(10,823,974)
Net loss per share — basic and diluted	$(0.16)	$(0.06)	$0.03	$0.00	$(0.19)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) — MARCH 31, 2026

	As Previously Reported	Adjustment 1	Adjustment 2	Other adjustments	As Restated
Accounts receivable, net	$1,611,540	$—	$—	$(287,766)	$1,323,774
Prepaid expenses and other current assets	1,075,195	—	1,088,010	—	2,163,205
Total current assets	6,307,801	—	1,088,010	(287,766)	7,108,045
Land	76,038,742	—	245,699	482,115	76,766,556
Total assets	86,484,525	—	1,333,709	194,349	88,012,583
Accrued liabilities	2,207,647	—	—	135,424	2,343,071
Convertible note, net of discount - current	49,188,936	—	(114,616)	—	49,074,320
Current liabilities	64,259,040	—	(114,616)	135,424	64,279,848
Total liabilities	76,386,162	—	(114,616)	135,424	76,406,970
Additional paid-in capital	62,442,164	3,427,662	(88,325)	—	65,781,501
Accumulated deficit	(52,349,930)	(3,427,662)	1,536,650	58,925	(54,182,017)
Total stockholders’ equity	10,098,363	—	1,448,325	58,925	11,605,613
Total liabilities and stockholders’ equity	$86,484,525	$—	$1,333,709	$194,349	$88,012,583

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) — FOR THE THREE MONTHS ENDED MARCH 31, 2026

							Total
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
As Previously Reported
Common shares issued for services	31,564	$3	–	$–	$1,894,128	$–	$1,894,131
Net loss	–	–	–	–	–	(8,991,887)	(8,991,887)
Warrants exercised, net of issuance costs	5,674,000	567	–	–	11,347,433	–	11,348,000
Balance — March 31, 2026	61,430,296	6,146	(174,358)	(17)	62,442,164	(52,349,930)	10,098,363
Adjustment 1
Common shares issued for services	–	–	–	–	(1,729,138)	–	(1,729,138)
Stock-based compensation	–	–	–	–	5,156,800	–	5,156,800
Net loss	–	–	–	–	–	(3,427,662)	(3,427,662)
Balance — March 31, 2026	–	–	–	–	3,427,662	(3,427,662)	–
Adjustment 2
Warrants exercised, net of issuance costs	–	–	–	–	(88,325)	–	(88,325)
Net loss	–	–	–	–	–	1,536,650	1,536,650
Balance — March 31, 2026	–	–	–	–	(88,325)	1,536,650	1,448,325
Other adjustments
Net loss	–	–	–	–	–	58,925	58,925
Balance — March 31, 2026	–	–	–	–	–	58,925	58,925
As Restated
Common shares issued for services	31,564	3	–	–	164,990	–	164,993
Stock-based compensation	–	–	–	–	5,156,800	–	5,156,800
Warrants exercised, net of issuance costs	5,674,000	567	–	–	11,259,108	–	11,259,675
Net loss	–	–	–	–	–	(10,823,974)	(10,823,974)
Balance — March 31, 2026	61,430,296	$6,146	(174,358)	$(17)	$65,781,501	$(54,182,017)	$11,605,613

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) — FOR THE THREE MONTHS ENDED MARCH 31, 2026

	As Previously Reported	Adjustment 1	Adjustment 2	Other adjustments	As Restated
Net loss	$(8,991,887)	$(3,427,662)	$1,536,650	$58,925	$(10,823,974)
Change in fair value of deferred equity consideration	—	—	—	(346,691)	(346,691)
Amortization of debt discount and debt issuance costs	659,546	—	93,204	—	752,750
Stock-based compensation	1,729,138	3,427,662	—	—	5,156,800
Accounts receivable	(670,472)	—	—	287,766	(382,706)
Prepaid and other current assets	(123,496)	—	(1,088,010)	—	(1,211,506)
Net cash used in operating activities	(6,397,454)	—	541,844	—	(5,855,610)
Purchase of TCDC, net of cash acquired	(4,819,385)	—	(245,699)	(30,615)	(5,095,699)
Investment in property, plant and equipment, net	(286,050)	—	—	30,615	(255,435)
Cash used in investing activities	(6,480,435)	—	(245,699)	—	(6,726,134)
Proceeds from exercise of warrants, net of issuance costs	11,348,000	—	(88,325)	—	11,259,675
Debt issuance costs (financing activities)	—	—	(207,820)	—	(207,820)
Net cash provided by financing activities	$13,899,932	—	$(296,145)	—	$13,603,787

The Restatement also affected the Company’s asset acquisition disclosures in Note 4 and stock-based compensation disclosures in Note 16 as well as certain disclosures in Note 2. The total cost basis of the asset acquisition increased $727,814 due to transaction costs and certain other immaterial consideration adjustments. The aggregate grant-date fair value of PSUs granted during the period increased to $57,336,238, of which $4,380,101 was recognized as stock-based compensation cost during the three months ended March 31, 2026, with unrecognized compensation cost of $52,956,137 as of March 31, 2026. The weighted-average period over which such unrecognized compensation cost is expected to be recognized is approximately 2.7 years. Total stock-based compensation expense for the three months ended March 31, 2026, as restated, is $5,156,800.

NOTE 4: ASSET ACQUISITION

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

TCDC’s primary asset consists of land. The Company concluded that the transaction represents an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset. In addition, the Company did not acquire any substantive processes, workforce, or outputs that would meet the definition of a business under ASC 805. The Company accounted for the transaction as an asset acquisition using the cost accumulation and allocation model. Accordingly, the total consideration transferred was allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis. As substantially all of the value of the acquired assets is concentrated in land, the purchase price was primarily allocated to land. The aggregate purchase price for the acquired interests was approximately $70 million, which consisted of (i) $10.0 million in cash, (ii) $10.0 million deferred equity consideration obligation under the Purchase Agreement, and (iii) a $50.0 million senior secured convertible promissory note issued to the Seller. The deferred equity consideration was valued as of the asset acquisition date with any subsequent changes in fair value impacting the statement of operations. The number of shares issued was determined based on the 30-day volume weighted average price of the Company’s common stock as of March 31, 2026 which resulted in an implied contractual value of approximately $4.78 per share. The cash portion was funded through a combination of cash on hand and the related party promissory note, which was subsequently converted to equity in April 2026. The $50.0 million senior secured convertible promissory note was paid in full on April 24, 2026.

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

Consideration Transferred (As Restated):

Related party note	$5,000,000
Cash	5,000,000
Convertible Note	50,000,000
Deferred equity consideration	8,973,000
Total Consideration Transferred	68,973,000
Previously held equity method investment	3,481,005
Transaction costs	245,699
Total cost basis	$72,699,704

Description	Amount
Land	$72,419,057
Other assets and liabilities, net	280,647
Total net assets acquired	$72,699,704

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

NOTE 6. OIL AND NATURAL GAS PROPERTIES

The Company had no unevaluated properties at March 31, 2026, and December 31, 2025.

The Company recorded depletion expense in the amounts of $52,955 and $137,791 for the three months ended March 31, 2026 and 2025, respectively.

There were no ceiling test impairment recorded during the three months ended March 31, 2026 and March 31, 2025.

NOTE 7. NOTES PAYABLE

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

The carrying value of the Note is presented net of the unamortized debt discount. As of March 31, 2026, the outstanding principal balance of the Note was $50.0 million and the carrying value of the Note was $49,074,320.

Interest expense related to the Note consists of both (i) contractual interest at the stated rate and (ii) non-cash interest expense related to the amortization of the debt discount. For the three months ended March 31, 2026, the Company recognized total interest expense of $1,766,449, consisting of contractual interest of $1,013,699 and amortization of debt discount of $752,750.

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

The Note is unsecured. As of March 31, 2026, the outstanding principal balance of the Note was $3,347,500, with accrued interest of $2,064.

NOTE 8. RELATED PARTY TRANSACTIONS

Balance outstanding of related parties:

Name of Party	Receivable/Payable	March 31, 2026	December 31, 2025
Sharon AI	Receivable net (reimbursement from joint venture partner)	$-	$2,551,932
Total Receivable		-	2,551,932

Zachary Zhou	Note Payable	5,000,000	-
Charles Nelson	Payable (director related stock compensation)	-	140,000
Ondrej Sestak	Payable (consulting compensation)	-	25,000
Total Payable		$5,000,000	$165,000

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

NOTE 9. ASSET RETIREMENT OBLIGATIONS

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

NOTE 10. EQUITY

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

NOTE 11. LOSS PER SHARE

The Company calculated net income/(loss) per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income/(loss) per share for the period presented below.

	For the Three Months Ended March 31,
	2026 (As Restated)	2025
Net loss	$(10,823,974)	$(3,320,256)
Basic weighted average common shares outstanding	55,582,934	13,860,763
Diluted weighted average common shares outstanding	-	-
Basic and diluted weighted average common shares outstanding	55,582,934	13,860,763
Basic and diluted net loss per share	$(0.19)	$(0.24)

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13: REVENUES

The following table presents the revenue by type as of the dates indicated:

	For the Three Months Ended
	March 31, 2026 (As Restated)	March 31, 2025
Natural gas	$950,217	$682,161
Less gathering and processing	(505,377)	(402,097)
Natural gas, net	444,840	280,064
NGL	69,747	46,391
Total revenue, net	$514,587	$326,455

NOTE 14. FAIR VALUE MEASUREMENTS

The Company accounts for certain liabilities at fair value and classifies these liabilities with the fair value hierarchy. Our ARO liabilities are measured at fair value on a non-recurring basis.

Liabilities subject to fair value measurements are as follows:

March 31, 2026 (As Restated)	Level 1	Level 2	Level 3	Total
Liability:
ARO liabilities	-	-	$12,627,122	$12,627,122
Deferred equity consideration liability	-	-	135,424	135,424
Embedded derivative liability	-	-	$1,157,916	$1,157,916

December 31, 2025	Level 1	Level 2	Level 3	Total
Liability:
ARO liabilities	-	-	$12,319,132	$12,319,132

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

The fair value of the deferred equity consideration was estimated using a Monte Carlo simulation model.

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

NOTE 15. SEGMENTATION

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

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,224,771	$1,202,728
Property and equipment, net	833,980	116,774
Oil and natural gas properties, net	3,244,002	3,296,958

	For the Three Months Ended
	March 31, 2026 (As Restated)	March 31, 2025
Revenue, net	$514,587	$326,455
Lease operating expenses	296,053	260,480
General and administrative expenses	9,162,195	1,936,654

NOTE 16. STOCK-BASED COMPENSATION

A summary of stock option activity under the Equity Incentive Plan (the “Plan”) for the three months ended March 31, 2026, is presented below:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding at December 31, 2025	665,000	$0.53
Granted	-	-
Exercised	(15,000)	0.53
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2026	650,000	$0.53

Exercisable at March 31, 2026	650,000	$0.53

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

Performance Awards (As Restated)

During the three months ended March 31, 2026, the Company granted PSUs under the plan. On January 28, 2026, the Company granted an aggregate of 7,328,072 PSUs, and on March 16, 2026, the Company granted 1,221,346 PSUs.

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

During the three months ended March 31, 2026, the Company determined the performance conditions were probable of achievement and recognized expense accordingly. For the three months ended March 31, 2026, the Company recognized stock-based compensation expense related to PSUs of approximately $4,380,101, which is included in general and administrative expenses in the consolidated statements of operations.

As of March 31, 2026, there was approximately $52,956,137 of total unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.70 years.

NOTE 17. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Amendment. This discussion and analysis has been amended to give effect to the Restatement, as more fully described in Note 3 — Restatement of Previously Issued Financial Statements in Part I, Item 1 to the restated condensed consolidated financial statements included in this Amendment. For further details regarding the Restatement, see “Explanatory Note” and Part I, Item 4 – “Controls and Procedures.”

The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Amendment, particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

Trends and Other Key Factors Affecting Results of Operations

We have set out below a discussion of the key factors that have affected our financial performance and that are expected to impact our performance going forward. These factors present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Amendment titled “Risk Factors”.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The balance of the Company’s valuation allowance was $12,777,915 and $10,003,463 as of March 31, 2026 and December 31, 2025, respectively.

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

The Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended March 31,		Variance
	2026 (As Restated)	2025	($)	(%)
Revenues, Net
Oil, natural gas, and product sales, net	$514,587	$326,455	$188,132	57.6%
Total Revenues, Net	514,587	326,455	188,132	57.6
Costs and expenses
Lease operating expenses	296,053	260,480	35,573	13.7
Impairment expenses	375,000	-	375,000	100.0
Depletion, depreciation, amortization, and accretion	374,860	198,409	176,451	88.9
General and administrative expenses	9,162,195	1,936,654	7,225,541	373.1
Total costs and expenses	10,208,108	2,395,543	7,812,565	326.1

Loss from operations	(9,693,521)	(2,069,088)	(7,624,433)	368.5

Other income (expenses)
Interest income	11,586	15,380	(3,794)	(24.7)
Interest expense	(1,801,424)	(1,442,122	(359,302)	24.9
Change in fair value of deferred equity consideration	346,691	-	346,691	100.0
Change in fair value of derivative asset	-	(15,403)	15,403	(100.0)
Change in fair value of derivative liability	312,694	190,977	121,717	63.7
Total Other Income (Expenses)	(1,130,453)	(1,251,168)	120,715	(9.6)

Loss before income taxes	(10,823,974)	(3,320,256)	(7,503,718)	226.0

Net loss	$(10,823,974)	$(3,320,256)	$(7,503,718)	226.0%

Net Revenue by Product Category

The following table summarizes the Company’s net unaudited consolidated revenues disaggregated by product category:

	March 31, 2026 (As Restated)	March 31, 2025
Natural gas	$950,217	$682,161
Less gathering and processing	(505,377)	(402,097)
Natural gas, net	444,840	280,064
NGL	69,747	46,391
Oil	-	-
Total revenue, net	$514,587	$326,455

Natural gas, net represented 86.4% of the revenue for the three months ended March 31, 2026, compared to 85.8% for the three months ended March 31, 2025, and increased $164,776 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in revenue was primarily due to $122,000 increase related to a $0.55 per Mcf increase in gas prices net of processing and transportation, and $43,000 increase related to 30 MMcf increase in gas sales volumes.

Natural gas liquids (“NGLs”) represented 13.6% of the revenue for the three months ended March 31, 2026, compared to 14.2% for the three months ended March 31, 2025, and increased $23,356 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in revenue was primarily due to $38,000 increase related to a 638 per Bbl increase in NGL sales volumes, partially offset by $14,000 decrease related to $10.15 Bbl decrease in NGL prices.

Operating Expenses

	For the Three Months Ended March 31,		Variance
	2026 (As Restated)	2025	($)	(%)
Costs and expenses
Lease operating expenses	$296,053	$260,480	$35,573	13.7
Impairment expenses	375,000	-	375,000	100.0
Depletion, depreciation, amortization, and accretion	374,860	198,409	176,451	88.9
General and administrative expenses	9,162,195	1,936,654	7,225,541	373.1
Total costs and expenses	$10,208,108	$2,395,543	$7,812,565	326.1

The Company experienced an overall increase in operating expenses of $7,812,565 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

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

Depletion, depreciation, amortization and accretion increased $176,451 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to a $253,000 increase in accretion expense associated with asset retirement obligations, a $38,000 increase in depletion expense due to a 30 MMcf increase in gas sales volumes, and a $8,000 increase in depreciation expenses associated with the purchase of equipment during 2025 and 2026, partially offset by a $123,000 decrease in depletion expense related to a decrease in the depletion rate.

General and administrative costs increased $7,225,541 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to a $5,156,800 increase in stock-based compensation cost, a $983,000 increase in legal expenses, a $711,000 increase in consulting and professional services costs, a $385,000 increase in public relations cost, and a $143,000 increase in travel costs, partially offset by a $100,000 decrease in insurance costs and a $53,000 decrease in other expenses.

Other (Expense) Income

	For the Three Months Ended March 31,		Variance
	2026 (As Restated)	2025	($)	(%)
Other income (expenses)
Interest income	$11,586	$15,380	$(3,794)	(24.7)
Interest expense	(1,801,424)	(1,442,122)	(359,302)	24.9
Change in fair value of deferred equity consideration	346,691	-	346,691	100.0
Change in fair value of derivative asset	-	(15,403)	15,403	(100.0)
Change in fair value of derivative liability	312,694	190,977	121,717	63.7
Total Other Income (Expenses)	(1,130,453)	(1,251,168)	120,715	(9.6)

Interest income decreased $3,794 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This interest income relates to interest earned on the Company’s certificates of deposit.

Interest expense increased $359,302 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was primarily due to a $1,766,000 increase in interest due and debt discount on the Sharon AI convertible note, and a $32,000 increase related to interest expense associated with excise and withholding taxes, partially offset by a $1,391,000 decrease related to the convertible note interest, deferral fees and amortization of debt discount and debt issuance cost, and a $43,000 decrease related to interest on the AirLife note, and $7,000 decrease in interest due to the Office of Natural Resources.

Change in fair value of deferred equity consideration increased $346,691 as a result of the settlement of the deferred consideration on March 31, 2026 related to the TCDC asset acquisition.

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

From February through April 2026, we issued 5,171,540 shares of common stock underlying the First Tranche Warrant and 852,460 shares of common stock underlying the Second Tranche Warrant to the Investor at an exercise price of $2.00 per share for total proceeds of $12,048,000.

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

We had a cash balance of $2,224,771 as of March 31, 2026. We also had a working capital deficit of $57,171,803 as of March 31, 2026.

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

Cash Flows

Cash flows for the three months ended March 31, 2026 and 2025

The following table summarizes our cash flow activity for the periods presented:

	For the Three Months Ended March 31,
	2026 (As Restated)	2025
Cash Provided by (Used in)
Operating Activities	$(5,855,610)	$(2,830,194)
Investing Activities	(6,726,134)	(677,547)
Financing Activities	13,603,787	3,487,593
Net increase in cash and cash equivalents	$1,022,043	$(20,148)

Net cash used in operating activities

Cash used in operating activities was $5,855,610 for the three months ended March 31, 2026, primarily driven by a net loss of $10,823,974. This was partially offset by non-cash adjustments, including stock-based compensation of $5,156,800, amortization of debt discount and debt issuance costs of $752,750, depletion, depreciation, amortization, and accretion of $374,860, and impairment expense of $375,000. Cash used in operating activities was also impacted by changes in working capital, including increases in accounts receivable of $382,706 and prepaid and other current assets of $1,211,506, partially offset by increases in accrued liabilities of $1,452,978 and accounts payable of $55,302.

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

Net cash used in investing activities

Investing activities used cash of $6,726,134 for the three months ended March 31, 2026, related to the purchase of TCDC, purchase of property, plant and equipment and the purchase of land.

Investing activities used cash of $677,547 for the three months ended March 31, 2025, related to the purchasing of property, plant and equipment offset by proceeds from the sale of interest in oil and natural gas properties and proceeds from the sale of restricted investments.

Net cash provided by financing activities

Financing activities provided cash of $13,603,787 for the three months ended March 31, 2026, primarily driven by $11.3 million of proceeds from the exercise of warrants and $2.6 million of proceeds from a related party receivable.

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

Critical Accounting Estimates

The Company prepares its condensed consolidated financial statements for inclusion in this Amendment in accordance with generally accepted accounting principles in the United States (“GAAP”). See Note 2 of Notes to Consolidated Financial Statements. The following is a discussion of the Company’s most critical accounting estimates, judgments and uncertainties that are inherent in the Company’s application of GAAP.

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

Deferred Tax Asset Valuation Allowance.

The Company continually assesses both positive and negative evidence for recoverability of its deferred tax assets and based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences, the Company maintained a valuation allowance of $12,777,915 as of March 31, 2026. There can be no assurance that facts and circumstances will not materially change and require the Company to revise this valuation allowance in a future period.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our current principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Evaluation of Disclosure Controls and Procedures (Restated)

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2026. As a result of management’s evaluation, in connection with the filing of the Original Form 10-Q, our prior Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026, because of the historical material weakness described below. Subsequent to the filing of the Original Form 10-Q, and in connection with this Amendment, the current Chief Executive Officer and the Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures and continued to conclude that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026, because of both the historical and the additional material weaknesses in our internal control described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

●	Historical Material Weakness: In connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2024, we concluded there was material weakness in financial reporting because management did not adequately evaluate and test its controls and procedures. We closed the Business Combination on December 6, 2024, and started trading on December 9, 2024. Prior to this, we were a private company with limited accounting personnel and other resources with which to address its internal controls over financial reporting.

During 2025, the Company continued the process to develop and implement its internal controls over financial reporting. This included the documentation of processes and identification of existing controls. In addition, in order to address segregation of duties issues as a result of the Company’s limited accounting staff, the Company continues to engage a third party to assist in the monthly and quarterly accounting, a third party to assist in the evaluation of appropriate accounting treatment and disclosures related to complex transactions and new pronouncements, and a third party to assist in accounting for income taxes. The Company will develop and review plans in order to address the material weakness in its internal controls over financial reporting. These plans may include engaging a third party to assist in the development, evaluation, testing and monitoring of its internal controls over financial reporting. As of March 31, 2026, and as of the date of this filing, the Company has not completed development nor finalized plans to address its material weakness in its internal controls over financial reporting.

●	Additional Material Weaknesses: Subsequent to the filing of the Original Form 10-Q, management identified the following additional material weaknesses in internal control over financial reporting as of March 31, 2026: (i) we did not effectively operate controls related to the measurement of grant-date fair value and the attribution of compensation cost for share-based payment awards containing performance and market conditions, including management review of supporting schedules and third-party valuation reports, and (ii) we did not effectively operate controls over the review of significant transactions, including the review and classification of related professional fees and transaction costs.

These material weaknesses resulted in material misstatements to general and administrative expenses, loss from operations, loss before income taxes, net loss, net loss per share, additional paid-in capital, and accumulated deficit, as well as to the presentation of net loss and non-cash stock-based compensation within the condensed consolidated statement of cash flows and the condensed consolidated statement of changes in stockholders’ equity (deficit).

With the oversight of management and the Audit Committee, we are in the process of developing and implementing a remediation plan to address these material weaknesses. Elements of the plan include implementing additional management review and oversight, including consultation with external technical accounting resources as necessary, over equity awards and other significant transactions.

We believe our remediation plans will be sufficient to remediate our material weaknesses. However, the material weaknesses will not be considered remediated until the Company completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. As we test our internal controls over financial reporting, we may determine that additional measures or modifications to our remediation plans are necessary or appropriate.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The elements of our remediation plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2025, in this Amendment (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

Our management has identified certain disclosure control deficiencies, which management believes constitute material weaknesses. Our failure to establish and maintain proper and effective disclosure controls and procedures has caused, and could continue to cause, material misstatements of our financial statements, and investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Effective disclosure controls and procedures are necessary to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any failure to establish and maintain effective disclosure controls and procedures, including due to a failure to remediate the material weaknesses mentioned below or the discovery or occurrence of any additional material weaknesses in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations.

In connection with the filing of the Original Form 10-Q, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to a historical material weakness in internal control over financial reporting. Subsequent to the filing of the Original Form 10-Q, management reevaluated the effectiveness of our disclosure controls and procedures and continued to conclude that our disclosure controls and procedures were not effective as of March 31, 2026 due to the foregoing historical material weakness and an additional material weakness in internal control over financial reporting that was identified relating to a misstatement of stock-based compensation expense and a misstatement in expense classification of professional fees and transaction costs.

We are in the process of developing and implementing a remediation plan to address the material weaknesses, however, we cannot assure you that any of the measures we implement will effectively mitigate or remedy such deficiencies. As a result, our investors could lose confidence in our reported financial information, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

We have a material weakness in our internal control over financial reporting, which, if left unremedied, could materially and adversely affect the market price of our stock.

As of the date of this Amendment, we have not maintained effective controls over the control environment, including our internal control over financial reporting. We are a small company with few employees in our accounting and finance department. Although we utilize third parties to assist in the performance of certain accounting and tax related functions, we may still lack the ability to have adequate segregation of duties in the financial statement preparation process. In addition, we have not adequately evaluated and tested controls over the control environment, including our disclosure controls and our internal controls over financial reporting. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. If we are unable to remediate this material weakness as a newly public company, our financial reporting may not be reliable, and the market price of our stock may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Roth CH V Holdings, Inc. filed on December 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).
3.2	Certificate of Change pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).
3.4	Amended and Restated Bylaws of Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).
4.1+	Description of Securities.
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2026, File No. 001-42433).
4.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 8, 2026, File No. 001-42433).
4.4	Warrant to Purchase Common Stock, dated April 13, 2026, by and between the Company and Macquarie Equipment Capital Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2026, File No. 001-42433).
4.5	Registration Rights Agreement, dated April 13, 2026, by and between the Company and Macquarie Equipment Capital Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 14, 2026, File No. 001-42433).
10.1	Membership Interest Purchase Agreement, dated January 16, 2026, by and between the Company and SharonAI, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2026, File No. 001-42433).
10.2	Senior Secured Convertible Promissory Note, dated January 16, 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2026, File No. 001-42433).
10.3	Consent and Waiver, dated January 16, 2026, by and between the Company and ATW AI Infrastructure II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2026, File No. 001-42433).
10.4	Amended and Restated Consent and Waiver, dated February 1, 2026, by and between the Company and ATW AI Infrastructure II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.5	Employment Agreement, dated January 28, 2026, by and between the Company and Charles Nelson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).

No.	Description of Exhibit
10.6	Performance Award Agreement, dated January 28, 2026, by and between the Company and Charles Nelson (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.7	Restricted Stock Unit Award Agreement, dated January 28, 2026, by and between the Company and Charles Nelson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.8	Amended and Restated Employment Agreement, dated January 1, 2026, by and between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.9	Performance Award Agreement, dated January 28, 2026, by and between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.10	Restricted Stock Unit Award Agreement, dated January 28, 2026, by and between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 2, 2026, File No. 001-42433).
10.11	Employment Agreement, dated March 16, 2026, by and between the Company and Ted Warner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2026, File No. 001-42433).
10.12	Performance Award Agreement, dated March 16, 2026, by and between the Company and Ted Warner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 18, 2026, File No. 001-42433).
10.13	Restricted Stock Unit Award Agreement, dated March 16, 2026, by and between the Company and Ted Warner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 18, 2026, File No. 001-42433).
10.14	Grow Odessa Promissory Note, dated March 25, 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2026, File No. 001-42433).
10.15	Amendment to Special Warranty Deed (235 Acres), dated March 25, 2026, by and between Texas Critical Data Centers LLC and Odessa Industrial Development Corporation d/b/a Grow Odessa (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2026, File No. 001-42433).
10.16	Amendment to Special Warranty Deed (205 Acres), dated March 25, 2026, by and between Texas Critical Data Centers LLC and Odessa Industrial Development Corporation d/b/a Grow Odessa (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 31, 2026, File No. 001-42433).
10.17	Amended and Restated Promissory Note, dated April 6, 2026, by and between the Company and Zachary Yi Zhou (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 6, 2026, File No. 001-42433).
10.18	Term Loan Agreement, dated April 8, 2026, by and between the Company, Texas Critical Data Centers LLC and Macquarie Equipment Capital Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2026, File No. 001-42433).
10.19	Employment Agreement, dated April 28, 2026, by and between the Company and Andrew Casazza (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2026, File No. 001-42433).
10.20	Restricted Stock Unit Award Agreement, dated April 28, 2026, by and between the Company and Andrew Casazza (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 17, 2026, File No. 001-42433).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Previously filed with the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ERA ENERGY & DIGITAL, INC.

By:	/s/ Charles Nelson
Name:	Charles Nelson
Title:	Chairman and Chief Executive Officer
Date:	August 14, 2026

By:	/s/ Ted Warner
Name:	Ted Warner
Title:	President and Chief Financial Officer
Date:	August 14, 2026