Form 10-Q
period 2026-06-30
New ERA Energy & Digital, Inc.
filed 2026-08-14
CIK 2028336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-42433

NEW ERA ENERGY & DIGITAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-3749880
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

200 N. Loraine Street, Suite 1324	79701
Midland, TX
(Address of principal executive offices)	(Zip Code)

(432) 695-6997

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NUAI	The Nasdaq Stock Market LLC
Warrants	NUAIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2026, the registrant had 106,733,697 shares of common stock issued and 106,559,339 shares of common stock outstanding.

NEW ERA ENERGY & DIGITAL, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this prospectus, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	our ability to construct, develop, lease and maintain our flagship project;

●	our ability to access adequate project financing, commercial borrowings and debt and equity capital markets to fund our significant anticipated capital expenditures;

●	the impact of supply chain disruptions, labor availability, raw materials and input commodity costs and availability, and manufacturing and transportation;

●	general business and economic conditions;

●	environmental history, remediation, and associated risks;

●	our ability to obtain and renew leases with our tenants on terms favorable to us, and manage our growth, business, financial results and results of operations;

●	our ability to respond to price fluctuations and rapidly changing technology;

●	the impact of tariffs and global trade disruptions on us and our tenants;

●	changes in political conditions, geopolitical turmoil, political instability, civil disturbances, and restrictive governmental actions;

●	the degree and nature of our competition;

●	our failure to generate sufficient cash flows to service indebtedness;

●	our expectations regarding the anticipated timeline of our cash, cash equivalents and short-term investments, future financial performance and our ability to continue as a going concern;

●	material negative changes in the creditworthiness and the ability of our tenants to meet their contractual obligations;

●	increases and volatility in interest rates;

●	increased power, labor, equipment procurement, shipping, refurbishment or construction costs;

●	a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes;

●	our inability to obtain and/or maintain necessary government or other required consents or permits;

●	changes in, or the failure or inability to comply with, local, state, federal and applicable international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates;

●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us;

●	our ability to maintain an effective system of disclosure controls and procedures and internal control over financial reporting and operations; and

●	additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026, and in our Form 10-Q for the quarterly period ended March 31, 2026 that was filed with the SEC on May 15, 2026.

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

ii

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$69,821,390	$1,202,728
Restricted cash	15,000,000	-
Accounts receivable, net	1,237,988	941,068
Prepaid expenses and other current assets	1,684,397	891,700
Related party receivable	-	2,551,932
Restricted investments	1,407,985	1,384,708
Total Current Assets	89,151,760	6,972,136

Oil and natural gas properties, net	3,204,407	3,296,958
Property and equipment, net	1,933,774	116,774
Land	80,405,447	-
Investment in Joint Venture	-	3,631,005
Prepaid expenses - non-current	-	120,000
Total Assets	$174,695,388	$14,136,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,415,018	$1,277,187
Accrued liabilities	3,596,975	691,159
Excise taxes payable	-	1,402,934
Withholding taxes payable	-	800,018
Due to related parties	-	165,000
Asset retirement obligation - current	260,000	-
Other liabilities - current	-	90,740
Total Current Liabilities	6,271,993	4,427,038

Embedded derivative liability	2,150,000	-
Note payable, net	15,172,929	-
Asset retirement obligation	12,515,499	12,319,132
Total Liabilities	36,110,421	16,746,170

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 245,000,000 shares authorized, 106,665,286 issued and 106,490,928 outstanding at June 30, 2026; 53,623,529 issued and 53,449,171 outstanding at December 31, 2025	10,670	5,366
Treasury stock, 174,358 shares at June 30, 2026 and December 31, 2025	(17)	(17)
Additional Paid-in Capital	213,198,956	40,743,397
Accumulated deficit	(74,624,642)	(43,358,043)
Total Stockholders’ Equity (Deficit)	138,584,967	(2,609,297)
Total Liabilities and Stockholders’ Equity (Deficit)	$174,695,388	$14,136,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net
Natural gas, and product sales, net	$36,497	$209,114	$551,084	$535,569
Total revenues, net	36,497	209,114	551,084	535,569

Costs and expenses
Lease operating expenses	182,360	308,385	478,413	568,865
Impairment expense	250,000	-	625,000	-
Depletion, depreciation, amortization, and accretion	394,350	232,018	769,210	430,427
General and administrative expenses	16,091,330	1,532,520	25,253,525	3,469,174
Total costs and expenses	16,918,040	2,072,923	27,126,148	4,468,466

Loss from operations	(16,881,543)	(1,863,809)	(26,575,064)	(3,932,897)

Other income (expenses)
Interest income	44,704	10,948	56,290	26,328
Interest expense	(615,990)	(1,515,986)	(2,417,414)	(2,958,108)
Change in fair value of derivative asset	-	156,659	-	141,256
Change in fair value of derivative liability	772,893	(99,274)	1,085,587	91,703
Change in fair value of deferred equity consideration	(3,698,652)	-	(3,351,961)	-
Loss on debt extinguishment	(70,657)	-	(70,657)	-
Other, net	6,620	(294,542)	6,620	(294,542)
Total other income (expenses)	(3,561,082)	(1,742,195)	(4,691,535)	(2,993,363)

Loss before income taxes	(20,442,625)	(3,606,004)	(31,266,599)	(6,926,260)

Income taxes	-	-	-	-
Net loss	$(20,442,625)	$(3,606,004)	$(31,266,599)	$(6,926,260)

Net loss per share - basic and diluted	$(0.21)	$(0.21)	$(0.41)	$(0.45)
Weighted average number of common shares outstanding, basic and diluted	98,171,489	16,904,066	77,020,164	15,390,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2026	53,623,529	$5,366	(174,358)	$(17)	$40,743,397	$(43,358,043)	$(2,609,297)
Shares issued for the acquisition of TCDC	2,091,351	209	-	-	8,490,676	-	8,490,885
Common shares issued for services	31,564	3	-	-	164,990	-	164,993
Stock-based compensation	-	-	-	-	5,156,800	-	5,156,800
Warrants exercised for cash	5,674,000	567	-	-	11,259,108	-	11,259,675
Options exercised	9,852	1	-	-	(33,470)	-	(33,469)
Net loss	-	-	-	-	-	(10,823,974)	(10,823,974)
Balance - March 31, 2026	61,430,296	$6,146	(174,358)	$(17)	65,781,501	$(54,182,017)	$11,605,613
Issuance of common stock, net of offering costs	35,328,877	3,533	-	-	112,454,891	-	112,458,424
Conversion of related party debt	1,522,389	152	-	-	5,006,697	-	5,006,849
Stock-based compensation	-	-	-	-	9,012,758	-	9,012,758
Shares issued for the acquisition of TCDC	893,724	90	-	-	3,833,986	-	3,834,076
Warrants exercised for cash	7,490,000	749	-	-	14,968,235	-	14,968,984
Excise tax release	-	-	-	-	1,029,003	-	1,029,003
Warrant issued in connection with term debt	-	-	-	-	1,111,885	-	1,111,885
Net loss	-	-	-	-	-	(20,442,625)	(20,442,625)
Balance - June 30, 2026	106,665,286	$10,670	(174,358)	$(17)	213,198,956	$(74,624,642)	$138,584,967

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2025	$13,165,152	$1,318	$(174,358)	$(17)	$11,722,100	$(13,772,239)	$(2,048,838)
Sale of common stock	835,000	84	-	-	2,198,359	-	2,198,443
Common shares issued for services	125,000	12	-	-	423,738	-	423,750
Net loss	-	-	-	-	-	(3,320,256)	(3,320,256)
Balance - March 31, 2025	14,125,152	1,414	(174,358)	(17)	14,344,197	(17,092,495)	(2,746,901)
Sale of common stock	11,531,476	1,153	-	-	6,214,368	-	6,215,521
Net loss	-	-	-	-	-	(3,606,004)	(3,606,004)
Balance - June 30, 2025	$25,656,628	$2,567	$(174,358)	$(17)	$20,558,565	$(20,698,499)	$(137,384)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,266,599)	$(6,926,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	769,210	430,427
Change in fair value of derivative assets and liabilities	(1,085,587)	(232,959)
Change in fair value of deferred equity consideration	3,351,961	-
Loss on debt extinguishment	70,657	-
Impairment of long-lived assets	625,000	-
Amortization of debt discount and debt issuance costs	1,021,742	2,344,697
Stock-based compensation	14,169,558	-
Changes in operating assets and liabilities:
Accounts receivable	(296,920)	(118,154)
Prepaid and other current assets	(795,981)	330,762
Accounts payable	1,137,831	(788,397)
Accrued and other current liabilities	1,584,469	281,751
Due to related parties	(165,000)	(1,354)
CASH USED IN OPERATING ACTIVITIES	(10,879,659)	(4,679,487)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	(4,538,891)	-
Purchase of member interest, net of cash acquired	(5,095,699)	-
Payments related to project assignment rights	(625,000)	-
Investment in oil and natural gas properties	(196,079)	-
Investment in joint venture	-	(75,000)
Investment in property, plant and equipment, net	(1,365,528)	(802,546)
CASH USED IN INVESTING ACTIVITIES	(11,821,197)	(877,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance cost	112,458,424	8,413,964
Repayment of note payable	(3,347,500)	-
Proceeds from exercise of warrants	26,228,659	-
Proceeds from term note	19,367,500	-
Proceeds from convertible note, net of transaction costs	-	2,790,000
Repayment on convertible note	-	(1,416,667)
Debt issuance costs	(939,497)	(84,183)
Repayment of convertible note	(50,000,000)	-
Proceeds from related party receivable	2,551,932	-
CASH PROVIDED BY FINANCING ACTIVITIES	106,319,518	9,703,114

Change in cash, cash equivalents and restricted cash	83,618,662	4,146,081
Cash, cash equivalents and restricted cash, beginning of period	1,202,728	1,053,744
Cash, cash equivalents and restricted cash, end of period	$84,821,390	$5,199,825

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,359,668	$462,331

SUPPLEMENTAL NON-CASH DISCLOSURES:
Related party note issued as part of consideration for asset acquisition	$5,000,000	$-
Convertible debt issued as part of consideration for asset acquisition	50,000,000	-
Common stock issued as part of consideration for asset acquisition	12,324,961	-
Equity method investment in joint venture reclassified upon consolidation	3,631,005	-
Acquisition of assets through issuance of note payable	3,347,500	-
Shares withheld for taxes upon exercise of stock options	33,470	-
Related party debt and interest converted to common shares	5,006,849	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

References herein to New Era Energy & Digital, Inc. (“New Era”, “NUAI” or the “Company”), include New Era and its consolidated subsidiaries. In these interim consolidated financial statements, the words “we,” “our,” “ours” and “us” refer only to New Era and its consolidated subsidiaries or, in certain contexts, to New Era or an individual consolidated subsidiary and not to any other person, with certain exceptions.

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

We are initially focused on our flagship project, Texas Critical Data Centers LLC (“TCDC”), a 493-acre campus in Ector County, Texas, designed to support over 1 gigawatt (“GW”) of potential compute capacity through phased development, with projected power delivery beginning as early as the end of 2027. We believe our proximity to major natural gas pipelines, fiber networks and carbon dioxide (“CO2”) pipelines will provide us with the ability to serve our customers lower transmission costs and best-in-class uptime for purposes of reliably generating AI compute to capitalize on the AI revolution. We intend to execute through partnering across engineering, construction, procurement, power generation and sustainability with a world-class developer partner to provide our hyperscaler tenants with certainty of execution and speed-to-power.

The Company’s current operations also include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company as of June 30, 2026 and December 31, 2025, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) issued by the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. References to GAAP issued by the FASB in these accompanying notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). These interim unaudited consolidated financial statements with the notes herein have been condensed and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The Company recorded a net loss of $31,266,599 for the six months ended June 30, 2026 and $6,926,260 for the six months ended June 30, 2025. As of June 30, 2026, the Company had a working capital surplus of $82,879,767 and a cash and cash equivalent balance of $69,821,390.

During the three months ended June 30, 2026, the Company significantly strengthened its liquidity position. On April 8, 2026, TCDC, the Company’s wholly owned subsidiary, entered into a senior secured term loan facility providing for borrowings of up to $290.0 million, including an initial committed tranche of $20.0 million, which was fully funded on April 13, 2026. Access to additional amounts under the term loan facility beyond the initial committed tranche is subject to lender approval and the satisfaction of certain conditions. On April 10, 2026, the Company completed an underwritten public offering resulting in proceeds, net of underwriters’ discount and issuance costs, of approximately $93.4 million, and the underwriters’ exercise of their option to purchase additional shares resulted in additional net proceeds of approximately $14.1 million. The Company used a portion of the offering proceeds to repay in full the outstanding borrowings under its senior secured convertible promissory note.

The Company’s primary sources of liquidity include proceeds from equity and debt financings and cash received from oil, natural gas and product sales.

The Company’s future capital requirements will depend on many factors, including its future rate of revenue growth and the timing and extent of expenditures to support sales, marketing, and infrastructure development, including the buildout of data center capacity. The Company currently expects cash requirements of approximately $25 million to $30 million over the next twelve months. Upon execution of binding term sheets or definitive agreements with data center users, these expected expenditures may increase materially; the Company expects that any such increases would be funded through a combination of customer prepayments, additional borrowings under the term loan facility, equity offerings and cash on hand.

In connection with the preparation of the condensed consolidated financial statements for the three months ended June 30, 2026, management assessed the Company’s ability to continue as a going concern in accordance with ASC Subtopic 205-40, Presentation of Financial Statements — Going Concern. In its Quarterly Report for the three months ended March 31, 2026, the Company disclosed that its liquidity condition at that time, including recurring net losses, a working capital deficit, and significant near-term payment obligations, raised substantial doubt about its ability to continue as a going concern.

As a result of the debt and equity financings completed in April 2026, the repayment of the senior secured convertible promissory note and current and forecasted operating uses of cash, management has concluded that the Company’s existing cash and cash equivalents on hand and expected sources of liquidity are sufficient to fund its operations and meet its obligations as they become due for at least twelve months from the date these condensed consolidated financial statements are issued. Accordingly, the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated, and substantial doubt no longer exists as of the issuance date of these condensed consolidated financial statements.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and are primarily invested in liquid highly-rated instruments issued by government or municipal entities with strong credit standings. Restricted cash consists of contributions made by the Company to TCDC that are required under the Company’s term loan facility to be deposited into a blocked account controlled by the administrative agent. The funds are not available for use until specified disbursement conditions under the facility are satisfied and are pledged as collateral thereunder. The Company expects the funds to be used within the next twelve months and has classified the balance as current.

The following table reconciles cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$69,821,390	$1,202,728
Restricted cash	15,000,000	-
Total cash, cash equivalents, and restricted cash	$84,821,390	$1,202,728

Receivables and Allowance for Expected Losses

The Company’s receivables result primarily from the sale of natural gas and NGLs as well as billings to joint interest owners for properties in which the Company serves as the operator. Receivables from product sales are generally due within 30 to 60 days after the last day of each production month and do not bear any interest. Receivables associated with joint interest billings are regularly reviewed by management for collectability, and they establish or adjust an allowance for expected losses as necessary. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. During the three and six months ended June 30, 2026 and 2025, the Company did not record any provision for expected credit losses or write off any accounts receivables.

Impairment of Long-lived Assets

The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount. The Company recorded an impairment charge of $250,000 and $625,000 related to a partially completed plant during the three and six months ended June 30, 2026, respectively. No impairment charges were recorded during the three and six months ended June 30, 2025.

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

Business Combination and Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point.

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

Restatement of Previously Issued Financial Statements

As described in Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed with the SEC on August 14, 2026, management identified errors in the Company’s accounting for performance stock units granted during the three months ended March 31, 2026 and in the classification of certain professional fees related to the Company’s acquisition and financing transactions. The Company assessed the materiality of the errors, individually and in the aggregate, and concluded that the errors were material to the previously issued unaudited condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements as of and for the three months ended March 31, 2026 have been restated to correct the errors. The combined effect of the errors described above, in addition to certain other immaterial errors, was an understatement of net loss of $1,832,087 for the three months ended March 31, 2026; as restated, net loss is $10,823,974 and net loss per share, basic and diluted, is $(0.19), as compared to $8,991,887 and $(0.16), respectively, as previously reported. The Company has reflected these corrections to the accompanying condensed consolidated financial statements for periods presented in this Report.

Recent Accounting Pronouncements

Recent Accounting Pronouncements, not yet adopted:

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

NOTE 3: ASSET ACQUISITION

On January 16, 2026, the Company entered into a Membership Interest Purchase Agreement (the “SharonAI Purchase Agreement”) with SharonAI, Inc. (“SharonAI”), pursuant to which the Company acquired all of SharonAI’s membership interests in TCDC, resulting in TCDC becoming a wholly owned subsidiary of the Company. Prior to the transaction, the Company held a 50% interest in TCDC, which was accounted for under the equity method.

TCDC’s primary asset consists of land. The Company concluded that the transaction represents an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset. In addition, the Company did not acquire any substantive processes, workforce, or outputs that would meet the definition of a business under ASC 805. The Company accounted for the transaction as an asset acquisition using the cost accumulation and allocation model. Accordingly, the total consideration transferred was allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis. As substantially all of the value of the acquired assets is concentrated in land, the purchase price was primarily allocated to land. The aggregate purchase price for the acquired interests was approximately $70 million, which consisted of (i) $10.0 million in cash, (ii) $10.0 million deferred equity consideration obligation under the SharonAI Purchase Agreement, and (iii) a $50.0 million senior secured convertible promissory note issued to SharonAI. The deferred equity consideration was valued as of the asset acquisition date with any subsequent changes in fair value impacting the statement of operations. The number of shares issued was determined based on the 30-day volume weighted average price of the Company’s common stock which resulted in an implied contractual value of approximately $4.78 per share. The cash portion was funded through a combination of cash on hand and the related party promissory note, which was subsequently converted to equity in April 2026. The $50.0 million senior secured convertible promissory note was paid in full on April 24, 2026.

In satisfaction of the equity consideration, the Company issued 2,091,351 shares of common stock to SharonAI on March 31, 2026. In addition, pursuant to the terms of the SharonAI Purchase Agreement, the Company issued an additional 893,724 shares of common stock on April 10, 2026 as a true-up adjustment following the closing of the underwritten public offering.

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

NOTE 4. NOTES PAYABLE

Senior Secured Convertible Promissory Note

On January 16, 2026, the Company issued a $50.0 million senior secured convertible promissory note (the “SharonAI Note”) to SharonAI in connection with the acquisition of TCDC.

The SharonAI Note bears interest at a rate of 10.0% per annum, payable in cash at maturity, and matures on June 30, 2026. The SharonAI Note is secured by the Company’s ownership interests in TCDC and substantially all of TCDC’s assets.

The SharonAI Note includes embedded features, including conversion and event of default provisions. SharonAI has the right to convert up to $10.0 million of the outstanding principal into shares of the Company’s common stock at a price based on the volume-weighted average price of the Company’s common stock over a specified period preceding conversion, subject to a floor price.

The Company evaluated the embedded features in accordance with ASC 815 and determined that certain features, including the conversion and event of default provisions, require bifurcation as a derivative liability due to provisions that may result in variable share settlement. The derivative is recorded at fair value at issuance, with subsequent changes in fair value recognized in earnings.

At issuance, the fair value of the embedded derivative liability was approximately $1.5 million, which was recorded as a debt discount. The debt discount is amortized to interest expense over the term of the SharonAI Note using the effective interest method.

On April 24, 2026, the Company repaid in full the SharonAI Note. The total payoff amount was $51.3 million, consisting of $50.0 million of outstanding principal and $1.3 million of accrued interest. Upon receipt of the payoff amount, the SharonAI Note was deemed satisfied and paid in full. In connection with the repayment, all guarantees were terminated, and all related security interests, liens, and collateral arrangements were released.

In connection with the repayment, the Company remeasured the embedded derivative associated with the SharonAI Note to its fair value immediately prior to extinguishment. During the three and six months ended June 30, 2026, the Company recognized a gain of $302,893 and $615,587, respectively, related to changes in the fair value of the embedded derivative associated with the SharonAI Note. Upon extinguishment of the SharonAI Note, the embedded derivative liability was derecognized.

The Company recognized a loss on extinguishment of debt of $70,657 during the three and six months ended June 30, 2026, reflecting the difference between the repayment amount and the carrying amounts of the SharonAI Note, the remaining unamortized debt discount, the embedded derivative liability, and other balances derecognized upon extinguishment.

Note Payable

On March 25 2026, in connection with the amendment of certain real property agreements, the Company, through its subsidiary, agreed to pay total consideration of approximately $4.35 million, consisting of $1.0 million paid in cash upon execution and $3.35 million evidenced by a promissory note (the “Promissory Note”).

The Promissory Note bears interest at a fixed annual rate of 3.7%, calculated on a 360-day basis and compounded annually. The Promissory Note matures on July 20, 2026, at which time all outstanding principal and accrued but unpaid interest are due and payable in full.

The Promissory Note is unsecured. On May 14, 2026, the Company repaid the Promissory Note in full, including principal of $3,347,500 and accrued interest of $17,202. As a result, no amounts were outstanding under the Promissory Note as of June 30, 2026.

Term Loan Agreement with Macquarie Equipment Capital Inc.

On April 8, 2026, TCDC entered into a Term Loan Agreement with Macquarie Equipment Capital Inc. (“Macquarie”) for a senior secured term loan facility of up to $290,000,000 (the “Term Loan Agreement”). The facility consists of a committed $20,000,000 Term Loan A-1, a $30,000,000 Term Loan A-2, a $40,000,000 Term Loan A-3, and a $200,000,000 Delayed Draw Term Loan (as defined in the Term Loan Agreement). Borrowings under the Term Loan A-2, Term Loan A-3, and the Delayed Draw Term Loan are available solely at Macquarie’s discretion and are subject to certain conditions precedent. TCDC’s obligations under the Term Loan Agreement are secured by a first priority perfected security interest in all of the Collateral (as defined in the Term Loan Agreement), prior to all other liens on the Collateral except for certain permitted liens.

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

On April 13, 2026, TCDC drew the full $20.0 million available under the Term Loan A-1 facility after satisfying the applicable funding conditions (“Term Loan A-1”). In connection with the funding, the Company issued Macquarie warrants to purchase 400,208 shares of the Company’s common stock with an exercise price of approximately $5.00 per share (the “Macquarie Warrants”) and sold 1,000,520 shares of the Company’s common stock to Macquarie at a purchase price of approximately $5.00 per share. The Term Loan A-1 matures on April 8, 2029, at which time all outstanding principal, accrued interest, applicable repayment premiums, and other amounts due under the agreement become payable, unless earlier repaid or accelerated in accordance with the terms of the Term Loan Agreement. No borrowings were outstanding under the Term Loan A-2, Term Loan A-3, or Delayed Draw Term Loan facilities as of June 30, 2026.

On July 17, 2026, the Company, on behalf of TCDC, entered into a Waiver and Consent Letter (the “Consent Letter”) with Macquarie, pursuant to which Macquarie agreed to waive certain requirements under the Term Loan Agreement, by and among TCDC, the Company and Macquarie. Pursuant to the Consent Letter, among other procedure-related waivers, the parties agreed to extend the deadline for the Company to establish an “at-the-market” program on an effective registration statement with an aggregate offering price of at least $100 million. The Company shall now be required to establish such “at-the-market” program within 60 days of receiving written notice from Macquarie or its permitted successors and assigns, or, under certain circumstances, within five business days following the filing of the Company’s next quarterly or annual periodic report.

The carrying value of the Term Loan A-1 is presented net of unamortized debt discounts and debt issuance costs. At issuance, the Company recognized a debt discount of $1,111,885 related to the fair value of the Macquarie Warrants issued in connection with the financing and a derivative liability of $2,620,000 associated with certain features of the Term Loan Agreement. The debt discounts are amortized to interest expense over the term of the loan using the effective interest method. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. As of June 30, 2026, the outstanding principal balance under the Term Loan A-1 was $20.0 million, and the carrying value of the loan was $15,172,929.

NOTE 5. RELATED PARTY TRANSACTIONS

Balance outstanding of related parties:

Name of Party	Receivable/Payable	June 30, 2026	December 31, 2025
Sharon AI	Receivable net (reimbursement from joint venture partner)	-	2,551,932
Total Receivable		$-	$2,551,932

Charles Nelson	Payable (director related stock compensation)	-	140,000
Ondrej Sestak	Payable (consulting compensation)	-	25,000
Total Payable		$-	$165,000

On March 31, 2026, the Company issued a $5,000,000 promissory note to Zachary Zhou who beneficially owns more than 5% of the Company’s common stock (the “Zhou Note”). The transaction was reviewed and approved by the Company’s Audit Committee and Board of Directors. The Zhou Note was amended and restated on April 6, 2026 (the “Amended and Restated Zhou Note”).

The Amended and Restated Zhou Note bore interest at 5.00% per annum, was subject to a repayment premium equal to 102% of the outstanding principal and accrued interest, and provided for repayment or conversion upon the occurrence of certain financing events or upon maturity.

On April 10, 2026, the Amended and Restated Zhou Note was fully converted into 1,522,389 shares of the Company’s common stock in accordance with its terms.

NOTE 6. ASSET RETIREMENT OBLIGATIONS

The Company has a number of oil and gas wells in production, each of which has an asset retirement obligation (“ARO”) that will be settled once the well is permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration.

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

The Company used the following inputs in its calculation of its AROs.

	June 30, 2026	December 31, 2025
Inflation rate	3.686%	3.686%
Discount factor	10.0	10.0
Estimated asset life	3.5 - 49.5 years	4 - 50 years

The following table shows the change in the Company’s ARO liability for the three and six months ended June 30, 2026:

Asset retirement obligations, December 31, 2025	$12,319,132
Accretion expense	307,990
Asset retirement obligations, March 31, 2026	12,627,122
Liabilities settled	(196,079)
Accretion expense	344,456
Asset retirement obligations, June 30, 2026	$12,775,499

During 2025, the Company’s two helium contracts expired. With no supporting helium contracts, the Company was unable to justify carrying helium volumes in forecasted Proved Helium reserves. As a result, the estimated economic lives of many of our producing properties shortened considerably.

NOTE 7. EQUITY

Amendment to Equity Purchase Facility Agreement

During 2025, the Company entered into a series of amendments to its existing Equity Purchase Facility Agreement (“EPFA”) dated December 6, 2024. These amendments modified certain pricing restrictions and ultimately increased the Company’s right to sell common stock to the Investor (as defined in the EPFA) from $75.0 million to $1.0 billion. On October 16, 2025, the Company provided notice to terminate the EPFA, effective October 24, 2025. The Company did not incur any penalties in connection with the termination.

Warrants – As of June 30, 2026 and December 31, 2025, there were 5,750,000 public warrants (the “Public Warrants”) and 230,750 private placement warrants (the “Private Warrants”) outstanding. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

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

During the six months ended June 30, 2026, the Company received exercise notices for a portion of the Investor Warrants, resulting in the issuance of an aggregate of approximately 13,164,000 shares of common stock at an exercise price of $2.00 per share.

The Company has analyzed the Public Warrants, Private Warrants, Investor Warrants and Macquarie Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480 or ASC 815.

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

Equity Issuances

From time to time beginning with the initial funding of the Term Loan Agreement, the Company may issue Macquarie Warrants to Macquarie, with an aggregate value of up to $5.0 million. In connection with the initial funding of the Term Loan Agreement, on April 13, 2026, the Company issued 400,208 Macquarie Warrants to Macquarie, at an exercise price of $5.00 and with an aggregate value of approximately $2.0 million. The Macquarie Warrants are exercisable at any time or from time to time on or before April 8, 2031. The Macquarie Warrants are exercisable for cash only, subject to customary adjustments. Under the Term Loan Agreement, the Company is required to deliver a Macquarie Warrant to Macquarie for an aggregate purchase price of up to 10% of the principal amount of the applicable Loans (as defined in the Term Loan Agreement) funded, subject to certain limitations. The Company’s obligation to issue Macquarie Warrants ceases once the aggregate outstanding principal amount of the Loans is equal to or greater than $50,000,000. The exercise price is equal to the product of (i) 120% multiplied by (ii) the five-day volume weighted average price of the Company’s common stock as of the date of issuance of the Macquarie Warrants, subject to a minimum price floor of $4.30. Additionally, the Company issued 1,000,520 shares of common stock to Macquarie at a price of $5.00 per share and entered into a Registration Rights Agreement with Macquarie with respect to the resale of these securities.

Underwritten Public Offering of Common Stock

On April 9, 2026, the Company announced the pricing of an underwritten public offering of 29,850,746 shares of its common stock at a public offering price of $3.35 per share. In connection with this offering, the Company entered into an underwriting agreement with Northland Securities, Inc., acting as the representative for the underwriters. Pursuant to this agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 4,477,611 shares of common stock at the public offering price, less underwriting discounts. Additionally, the Company agreed to a 90-day lock-up period during which it may not sell, transfer, or otherwise dispose of any shares of common stock without the prior written consent of the underwriters, subject to certain exceptions.

On April 10, 2026, the underwriters exercised their option to purchase an additional 4,477,611 shares of common stock (the “Option Shares”) at the public offering price, less the underwriting discounts and commissions. The closing of the purchase of the Option Shares by the underwriters occurred on April 14, 2026.

Issuance of Unregistered Equity Securities

On April 10, 2026, the Company issued 893,724 shares of its common stock to SharonAI in connection with the SharonAI Purchase Agreement. This issuance compensated for the difference in value between shares issued to SharonAI on March 31, 2026, and the shares that would have been received had the Company’s recent underwritten public offering closed prior to March 31, 2026. Additionally, on April 10, 2026, the Company issued 1,522,389 shares of common stock to Zachary Yi Zhou upon the maturity of the Amended and Restated Zhou Note dated April 6, 2026. The maturity of this note was triggered by the closing of the Company’s underwritten public offering, which qualified as a Qualified Equity Financing. Both issuances were made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

Acquisition Consideration and Share Issuance Cap

Pursuant to the SharonAI Purchase Agreement, the Company acquired SharonAI’s equity interests in TCDC for an aggregate purchase price of $70 million, consisting of $10 million in cash, $10 million in equity securities, and a $50 million senior secured convertible promissory note. The entirety of this acquisition consideration was subject to a 19.99% issuance cap, requiring stockholder approval to issue any shares of the Company’s common stock above this threshold. The Company held a Special Meeting of the Stockholders on April 16, 2026, to approve the issuance of shares of the Company’s common stock in excess of the issuance cap. The proposal to approve the issuance of shares of the Company’s common stock in excess of the issuance cap was approved by a majority of the shares present in person or by proxy and entitled to vote on the matter.

NOTE 8. LOSS PER SHARE

The Company calculated net income/(loss) per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income/(loss) per share for the period presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(20,442,625)	$(3,606,004)	$(31,266,599)	$(6,926,260)
Basic weighted average common shares outstanding	98,171,489	16,904,066	77,020,164	15,390,821
Diluted weighted average common shares outstanding	-	-	-	-
Basic and diluted weighted average common shares outstanding	98,171,489	16,904,066	77,020,164	15,390,821

Basic and diluted net loss per share	$(0.21)	$(0.21)	$(0.41)	$(0.45)

For the three and six months ended June 30, 2026 the Company had potentially dilutive securities including warrants, stock options, performance share awards, and restricted stock units that have not been included in the calculation of dilutive EPS as their effects would be anti-dilutive. For the three and six months ended June 30, 2025 the Company had potentially dilutive securities including convertible notes and warrants that have not been included in the calculation of dilutive EPS as their effects would be anti-dilutive.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Environmental Matters

The Company, as a lessee of oil and gas properties, is subject to various federal, provincial, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties which may, in turn, require further remediation efforts.

Irrevocable Standby Letter of Credit and Promissory Note

The Company maintains a $920,000 irrevocable standby letter of credit with West Texas National Bank, supported by a promissory note under which amounts would become payable only if drawn. No amounts were drawn under the letter of credit as of June 30, 2026 or December 31, 2025.

Agreement with Arjae Design Solutions Ltd.

On September 22, 2025, the Company entered into an agreement with Arjae Design Solutions Ltd (“Arjae”). In this agreement, the Company is required to make a $125,000 per month payment (the “Installation Payments”) starting in September 2025 and ending in May 2026 (the “Installment Period”). If the Company makes all of the Installation Payments, upon expiration of the Installment Period, the Company has the option to assign the Commercial & Technical Proposal dated July 10, 2023, a Purchase Order dated July 1, 2023 and Arjae’s Terms & Conditions – Equipment & Material Supply (the “Underlying Agreement”) with respect to the Pecos Slope Helium Recovery Facility (as defined in the Underlying Agreement). This assignment is subject to the consent of Arjae, such consent not to be unreasonably withheld. Should the Company elect not to assign the Underlying Agreement, the Company may terminate the Underlying Agreement by making a payment to Arjae in the amount of $933,200 (the “Termination Payment”). This payment would be considered the full and final payment relating to the termination of the Underlying Agreement. The Installation Payments will not be allocated towards the Termination Payment. As of June 30, 2026, the Company recorded an estimated liability of $0.9 million, which is included in accrued liabilities in the condensed consolidated balance sheet. The related expense was recognized within general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. The Company fully satisfied its obligation in relation to the Termination Payment in July 2026.

Financing Agreement for Director and Officer Insurance

On December 6, 2025, the Company entered into a financing agreement with First Insurance Funding (“the Finance Agreement”) to finance a portion of the Company’s directors’ and officers’ insurance policy. The Finance Agreement required a downpayment of $43,500 with the unpaid balance of $391,500 to be financed at an annual percentage rate of 7.25% over a 10-month period commencing in January 2026 and ending in October 2026 (the “Financing Period”). The total amount to be paid during the Financing Period will be $404,627, which includes $13,127 in interest.

Shareholder Litigation

On April 1, 2026, a federal securities class action lawsuit was filed in the U.S. District Court for the Western District of Texas against the Company and certain members of its management, styled Annonio v. New Era Energy & Digital, Inc., et al., Case No. 7:26-cv-00120. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks, among other relief, a determination that the action is a proper class action under Rule 23 of the Federal Rules of Civil Procedure, monetary damages, costs, and attorneys’ fees.  On June 17, 2026, the Court appointed Mr. Mitchell Patterson as lead plaintiff. The lead plaintiff has until August 21, 2026 to file a consolidated amended complaint. Following the filing of the amended complaint, the Company will have 60 days to file a responsive pleading.

The Company intends to vigorously defend itself against these claims. The Company believes that the resolution of this litigation will not have a material adverse effect on its business, financial condition or results of operations. Nonetheless, this legal matter remains pending, and we are unable to estimate the costs we may incur, if any, at this time.

Settlement Agreement

On May 28, 2026, the Company announced a pending settlement agreement with the United States Trustee for the bankruptcy estates of Acacia Resources, LLC and Acacia Operating Company, LLC (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Company and certain related parties will pay $1.0 million to resolve all claims brought by the State of New Mexico regarding legacy helium and gas assets and associated environmental obligations. The Settlement Agreement does not constitute an admission of liability or wrongdoing and remains subject to the approval of the United States Bankruptcy Court for the Western District of Texas.

As of June 30, 2026, the Company recorded an estimated liability of $1.0 million, which is included in accrued liabilities in the condensed consolidated balance sheet. The related expense was recognized within general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. In July 9, 2026, the Settlement Agreement was formally approved in the U.S. Bankruptcy Court for the Western District of Texas, and the Company fully satisfied its obligation in relation to the settlement.

NOTE 10: REVENUES

The following table presents the revenue by type as of the dates indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Natural gas	$206,183	$591,188	$1,156,400	$1,273,349
Less gathering and processing	(236,775)	(445,649)	(742,152)	(847,746)
Natural gas, net	(30,592)	145,539	414,248	425,603
NGL	67,089	63,575	136,836	109,966
Total revenue, net	$36,497	$209,114	$551,084	$535,569

NOTE 11. FAIR VALUE MEASUREMENTS

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

Liabilities subject to fair value measurements are as follows:

June 30, 2026	Level 1	Level 2	Level 3	Total
Liability:
ARO liabilities	$-	$-	$12,775,499	$12,775,499
Embedded derivative liability	-	-	2,150,000	2,150,000

December 31, 2025	Level 1	Level 2	Level 3	Total
Liability:
ARO liabilities	$-	$-	$12,319,132	$12,319,132

The carrying value of cash and cash equivalents, accounts receivable, prepaid and other current assets, related party receivable, accounts payable, accrued liabilities, due to related party, and other current liabilities, as reflected in the consolidated balance sheets, approximate fair value, due to the short-term maturity of these instruments. The Term Loan A-1 bears interest at a variable rate. Its carrying value, net of unamortized debt discounts, approximates fair value as of June 30, 2026, as the interest rate approximates current market rates for instruments with similar terms and credit risk, and the loan was issued at market terms in April 2026.

The fair value of the embedded derivative liability associated with the SharonAI Note was estimated using a Monte Carlo simulation model. The following table summarizes the significant assumptions and unobservable inputs used in the valuation at the issuance date and as of the payoff date.

	Embedded Derivative Liability January 16, 2026 (Initial Measurement)	Embedded Derivative Liability April 24, 2026 (Payoff date)
Share price	$4.33	$4.27
Volatility	241.40%	105.20%
Probability of default	25.70%	13.31%
Risk-free rate	3.55%	3.62%
Discount Rate	16.33%	16.14%

The following table presents quantitative information regarding the Level 3 fair value measurements of the embedded derivative associated with the SharonAI Note as of June 30, 2026:

Embedded derivative liability
Initial fair value of embedded derivative of the SharonAI Note as of January 16, 2026	$1,470,610
Change in valuation inputs or other assumptions	(615,587)
Derecognition upon extinguishment of debt	(855,023)
Fair value as of June 30, 2026	$-

The fair value of the embedded derivative liability associated with the Term Loan Agreement was estimated using a Monte Carlo simulation model. The following table summarizes the significant assumptions and unobservable inputs used in the valuation at the issuance date and as of June 30, 2026.

Assumption	Embedded Derivative Liability April 13, 2026 (Initial Measurement)	Embedded Derivative Liability June 30, 2026
Simulation trials	100,000	100,000
Risk-free rate	3.72%	5.15%
Discount rate	17.00%	16.96%
Probability of default	56.23%	54.83%

The following table presents quantitative information regarding the Level 3 fair value measurements of the embedded derivative associated with the note as of June 30, 2026:

Embedded derivative liability
Initial fair value of embedded derivative of the Note as of April 13, 2026	$2,620,000
Change in valuation inputs or other assumptions	(470,000)
Fair value as of June 30, 2026	$2,150,000

In connection with the issuance of the Term Loan Agreement, the Company also issued 400,208 equity-classified warrants. The warrants were initially measured at fair value of approximately $1.1 million using the Black-Scholes option pricing model, a Level 3 valuation technique due to the use of significant unobservable inputs, including expected volatility. Because the warrants are classified as equity, they are not subsequently remeasured at fair value. The following table summarizes the significant assumptions and unobservable inputs used to estimate the fair value of the warrants at the issuance date.

Assumption	April 13, 2026 (Issuance Date)
Share price	$4.58
Exercise price	5.00
Expected volatility	80.00%
Risk-free interest rate	3.92%
Expected term (years)	5
Expected dividend yield	0.00%

NOTE 12. SEGMENTATION

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

However, management concluded that TCDC did not constitute a separate operating and reportable segment as of June 30, 2026. Although discrete financial information related to TCDC exists for accounting and legal entity reporting purposes, the CODM did not regularly review standalone operating results, profitability measures, or other discrete measures of financial performance for purposes of assessing performance and allocating resources in the manner contemplated by ASC 280. During the periods, TCDC remained in the development stage and had not yet commenced revenue-generating operations. Resource allocation decisions related to TCDC were made in the context of consolidated liquidity management, financing activities, and enterprise-wide capital planning rather than through a separate recurring review of operating results or segment profitability.

Accordingly, management determined that the Company operated as a single operating and reportable segment as of June 30, 2026, as the CODM reviews operating results, allocates resources, and assesses performance on a consolidated basis.

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

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$69,821,390	$1,202,728
Property and equipment, net	1,933,774	116,774
Oil and natural gas properties, net	3,204,407	3,296,958

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$36,497	$209,114	$551,084	$535,569
Lease operating expenses	182,360	308,385	478,413	568,865
General and administrative expenses	16,091,330	1,532,520	25,253,525	3,469,174

NOTE 13. STOCK-BASED COMPENSATION

A summary of stock option activity under the Equity Incentive Plan (the “Plan”) for the three and six months ended June 30, 2026, is presented below:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding at December 31, 2025	665,000	$0.53
Granted	-	-
Exercised	(15,000)	0.53
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2026	650,000	0.53
Exercisable at June 30, 2026	650,000	$0.53

At June 30, 2026, the aggregate intrinsic value of outstanding stock options was $3,799,315 and the weighted-average remaining contractual term was approximately 9 years. The total intrinsic value of options exercised during the three and six months ended June 30, 2026 was $0 and $112,877, respectively.

Restricted Stock Awards

During the three and six months ended June 30, 2026, the Company granted restricted stock units (“RSUs”) of 1,695,000 and 4,748,363, respectively.

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

For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense related to RSUs of approximately $1.6 million and $2.4 million, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

As of June 30, 2026, there was $29.2 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

Performance Awards

During the three and six months ended June 30, 2026, the Company granted performance share awards (“PSUs”) of 650,000 and 9,199,418, respectively.

The PSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The PSUs vest based on the achievement of specified performance and market conditions over a performance period ending January 1, 2031, subject to certification by the Compensation Committee.

The grant-date fair value of PSUs with performance conditions is based on the closing price of the Company’s common stock on the date of grant. The grant-date fair value of PSUs with market conditions was determined using a Monte Carlo simulation model utilizing the following significant assumptions:

	January 28, 2026	March 16, 2026
Assumption	Grant	Grant
Grant-date stock price	$7.68	$5.56
Expected volatility	73.0%	85.0%
Risk-free interest rate	3.75%	3.72%
Measurement period end date	January 1, 2031	January 1, 2031
Market condition threshold price	$15.00	$15.00

The awards include market-based vesting conditions tied to specified stock price thresholds through January 1, 2031.

During the three and six months ended June 30, 2026, the Company determined the performance conditions were probable of achievement and recognized expense accordingly. For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense related to PSUs of approximately $7.4 million and $11.7 million, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

As of June 30, 2026, there was approximately $47.4 million of total unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.6 years. This amount excludes PSUs subject to performance conditions that are not considered probable of achievement, for which no compensation cost has been recognized. As of June 30, 2026, PSUs with a maximum potential value of $2.1 million remain outstanding for which achievement of the performance conditions was not deemed probable.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “New Era,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Company's completion of its business combination with New Era Helium Corp., a Nevada corporation, pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated as of January 3, 2024 (as amended on June 5, 2024, August 8, 2024, September 11, 2024, and September 30, 2024, the "BCA"), by and among New Era Helium Corp., Roth CH Acquisition V Co., Roth CH V Holdings, Inc., and Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Roth CH Acquisition V Co. (the “Business Combination”), the business and operations of New Era Energy & Digital, Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, New Era Energy & Digital, Inc. (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiary.

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

We are initially focused on our flagship project, Texas Critical Data Centers LLC (“TCDC”), a 493-acre campus in Ector County, Texas, designed to support over 1 gigawatt (“GW”) of potential compute capacity through phased development, with projected power delivery beginning as early as the end of 2027. We believe our proximity to major natural gas pipelines, fiber networks and CO2 pipelines will provide us with the ability to serve our customers lower transmission costs and best-in-class uptime for purposes of reliably generating AI compute to capitalize on the AI revolution. We intend to execute through partnering across engineering, construction, procurement, power generation and sustainability with a world-class developer partner to provide our hyperscaler tenants with certainty of execution and speed-to-power.

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

On July 17, 2026, the Company, on behalf of TCDC, entered into a Waiver and Consent Letter (the “Consent Letter”) with Macquarie, pursuant to which Macquarie agreed to waive certain requirements under the Term Loan Agreement, by and among TCDC, the Company and Macquarie. Pursuant to the Consent Letter, among other procedure-related waivers, the parties agreed to extend the deadline for the Company to establish an “at-the-market” program on an effective registration statement with an aggregate offering price of at least $100 million. The Company shall now be required to establish such “at-the-market” program within 60 days of receiving written notice from Macquarie or its permitted successors and assigns, or, under certain circumstances, within five business days following the filing of the Company’s next quarterly or annual periodic report.

SharonAI Purchase Agreement

On January 16, 2026, we acquired the remaining 50% membership interest in TCDC, from SharonAI, Inc. (“SharonAI”), pursuant to the Membership Interest Purchase Agreement (the “SharonAI Purchase Agreement”), dated as of January 16, 2026, by and between the Company and SharonAI, for an aggregate purchase price of $70 million, of which (a) $10 million is payable in cash, (b) $10 million is payable in equity securities to be issued in connection with the Company’s next equity financing transaction, and (c) $50 million is payable in the form of a senior secured convertible promissory note (the “SharonAI Note”). The entirety of the acquisition consideration is subject to a 19.99% ownership cap. The Company paid SharonAI $10.0 million in cash and issued to SharonAI 2,091,351 shares of common stock (at a price per share of $4.78) in satisfaction of the Company’s obligation to pay $10 million in equity securities under the SharonAI Purchase Agreement. On April 24, 2026, the Company paid $50 million principal plus accrued interest in cash in satisfaction of its obligations under the SharonAI Note.

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

The Investor also waived certain provisions of that certain Securities Purchase Agreement, dated December 6, 2024, between the Company and the Investor (together with the First Tranche Warrant and Second Tranche Warrant issued on December 6, 2024, the “Warrant Purchase Agreement”), relating to restrictions on Variable Rate Transactions (as defined in the Warrant Purchase Agreement), additional issuances of equity securities, redemption or payment of cash dividends, and stock splits. The parties agreed to certain administrative updates to the Warrant Purchase Agreement including cashless exercise after 75 days from the effective date of the Amended Waiver (solely to the extent a resale registration statement is not effective), registration rights obligations, the provision of a transfer agent instruction letter, and a forced exercise provision granting the Company the right to force exercise of the Investor Warrants assuming certain conditions are met.

Land Acquisition

During the three months ended June 30, 2026, TCDC acquired approximately 54.48 acres of land in Ector County, Texas for a purchase price of approximately $3.4 million. The property was acquired to support the development of the Company’s planned data center campus. The purchase price included the application of the previously paid $100,000 earnest money deposit.

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

We currently sell our natural gas and natural gas liquids to Cimmaron Midstream, formerly known as IACX, (“Cimmaron”) a processor, pursuant to that certain Marketing Agreement (the “Marketing Agreement”), at a price based on an index price from the purchaser, which expired on May 31, 2024. This Marketing Agreement currently continues on a month-to-month basis unless and until terminated by the Company or the purchaser with a 30-day advance notice. Cimmaron processes our gas for natural gas liquids and other usable components in its facilities. We receive value for our natural gas and any associated natural gas liquids as further defined as hydrocarbons pursuant to the Marketing Agreement. Although the Company produces helium alongside its natural gas, Cimmaron will not compensate us for our helium produced under our existing contract. To date, we have not generated any revenue from the production of helium.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The balance of the Company’s valuation allowance was $17,272,926 and $10,003,463 as of June 30, 2026 and December 31, 2025, respectively.

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

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three and six months ended June 30, 2026 and 2025. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended June 30,		Variance
	2026	2025	($)	(%)
Revenues, Net
Natural gas, and product sales, net	$36,497	$209,114	$(172,617)	(82.5)%
Total Revenues, Net	36,497	209,114	(172,617)	(82.5)

Costs and expenses
Lease operating expenses	182,360	308,385	(126,025)	(40.9)
Impairment expenses	250,000	-	250,000	n/m
Depletion, depreciation, amortization, and accretion	394,350	232,018	162,332	70.0
General and administrative expenses	16,091,330	1,532,520	14,558,810	950.0
Total costs and expenses	16,918,040	2,072,923	14,845,117	716.1

Loss from operations	$(16,881,543)	$(1,863,809)	$(15,017,734)	805.8

Other income (expenses)
Interest income	44,704	10,948	33,756	308.3
Interest expense	(615,990)	(1,515,986)	899,996	(59.4)
Change in fair value of derivative asset	-	156,659	(156,659)	n/m
Change in fair value of derivative liability	772,893	(99,274)	872,167	(878.5)
Change in fair value of deferred equity consideration	(3,698,652)	-	(3,698,652)	n/m
Loss on Debt Extinguishment	(70,657)	-	(70,657)	n/m
Other, net	6,620	(294,542)	301,162	(102.2)
Total Other Income (Expenses)	$(3,561,082)	$(1,742,195)	$(1,818,887)	104.4

Loss before income taxes	(20,442,625)	(3,606,004)	(16,836,621)	466.9

Income taxes	-	-	-	n/m
Net loss	$(20,442,625)	$(3,606,004)	$(16,836,621)	466.9%

Net Revenue by Product Category

The following table summarizes the Company’s net consolidated revenues disaggregated by product category:

	For the Three Months Ended June 30,
	June 30, 2026	June 30, 2025
Natural gas	$206,183	$591,188
Less gathering and processing	(236,775)	(445,649)
Natural gas, net	(30,592)	145,539
NGL	67,089	63,575
Total revenue, net	$36,497	$209,114

Natural gas, net decreased $176,131 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease in revenue was primarily due to a $0.77 per Mcf decrease in gas prices net of processing and transportation and a 31 MMcf decrease in gas sales volumes.

Natural gas liquids (“NGLs”) increased $3,514 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in revenue was primarily due a $68.57 per barrel increase in NGL prices, partially offset by a 700 barrel decrease in NGL sales volumes.

Operating Expenses

	For the Three Months Ended June 30,		Variance
	2026	2025	($)	(%)
Costs and expenses
Lease operating expenses	$182,360	$308,385	$(126,025)	(40.9)%
Impairment expenses	250,000	-	250,000	n/m
Depletion, depreciation, amortization, and accretion	394,350	232,018	162,332	70.0
General and administrative expenses	16,091,330	1,532,520	14,558,810	950.0
Total costs and expenses	$16,918,040	$2,072,923	$14,845,117	716.1%

The Company experienced an overall increase in operating expenses of $14,845,117 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Lease operating expenses decreased $126,025 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Impairment expenses increased $250,000 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was due to impairment of the gas plant related to payments made towards the plant during the three months ended June 30, 2026 and the change in the Company’s strategy that occurred in late 2025.

Depletion, depreciation, amortization and accretion increased $162,332 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily attributable to higher accretion expense associated with asset retirement obligations, partially offset by lower depletion expense due a decrease in the depletion rate.

General and administrative costs increased $14,558,810 for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to an increase in stock-based compensation, legal expenses, professional services costs and a one-time legal settlement cost and a one-time contract termination fee that were both incurred during the three months ended June 30, 2026.

Other (Expense) Income

	For the Three Months Ended June 30,		Variance
	2026	2025	($)	(%)
Other income (expenses)
Interest income	$44,704	$10,948	$33,756	308.3%
Interest expense	(615,990)	(1,515,986)	899,996	(59.4)
Change in fair value of derivative asset	-	156,659	(156,659)	n/m
Change in fair value of derivative liability	772,893	(99,274)	872,167	(878.5)
Change in fair value of deferred equity consideration	(3,698,652)	-	(3,698,652)	n/m
Loss on Debt Extinguishment	(70,657)	-	(70,657)	n/m
Other, net	6,620	(294,542)	301,162	(102.2)
Total Other Income (Expenses)	$(3,561,082)	$(1,742,195)	$(1,818,887)	104.4%

Interest income increased $33,756 for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, respectively. This interest income relates to interest earned on higher cash equivalents on hand.

Interest expense decreased $899,996 for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily attributable to the release of the excise tax liability and the payoff of the AirLife note and the convertible notes that were outstanding during the prior-year period. These decreases were partially offset by interest expense incurred on the Company’s Term Loan A-1 during the three months ended June 30, 2026.

Change in fair value of derivative asset decreased $156,659 as the company paid off the associated debt instrument in the quarter ended December 31, 2025.

Change in fair value of derivative liability changed from a loss of $99,274 for the quarter ended June 30, 2025 to a gain of $772,893 for the three months ended June 30, 2026. The increase was primarily attributable to changes in the fair value of the embedded derivative associated with the SharonAI Note, as well as the recognition and subsequent remeasurement of the embedded derivative associated with the Term Loan Agreement entered into during the period.

Change in fair value of deferred equity consideration relates to the remeasurement of the deferred consideration associated with the acquisition of TCDC.

The Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table sets forth our results of operations for the periods presented:

	For the Six Months Ended June 30,		Variance
	2026	2025	( $ )	( % )
Revenues, Net
Natural gas, and product sales, net	$551,084	$535,569	$15,515	2.9%
Total Revenues, Net	551,084	535,569	15,515	2.9

Costs and expenses
Lease operating expenses	478,413	568,865	(90,452)	(15.9)
Impairment expenses	625,000	-	625,000	n/m
Depletion, depreciation, amortization, and accretion	769,210	430,427	338,783	78.7
General and administrative expenses	25,253,525	3,469,174	21,784,351	627.9
Total costs and expenses	27,126,148	4,468,466	22,657,682	507.1

Loss from operations	(26,575,064)	(3,932,897)	(22,642,167)	575.7

Other income (expenses)
Interest income	56,290	26,328	29,962	113.8
Interest expense	(2,417,414)	(2,958,108)	540,694	(18.3)
Change in fair value of derivative asset	-	141,256	(141,256)	n/m
Change in fair value of derivative liability	1,085,587	91,703	993,884	1,083.8
Change in fair value of deferred equity consideration	(3,351,961)	-	(3,351,961)	n/m
Loss on Debt Extinguishment	(70,657)	-	(70,657)	n/m
Other, net	6,620	(294,542)	301,162	(102.2)
Total Other Income (Expenses)	(4,691,535)	(2,993,363)	(1,698,172)	56.7

Loss before income taxes	(31,266,599)	(6,926,260)	(24,340,339)	351.4

Income taxes	-	-	-	n/m
Net loss	$(31,266,599)	$(6,926,260)	$(24,340,339)	351.4%

Net Revenue by Product Category

The following table summarizes the Company’s net consolidated revenues disaggregated by product category:

	For the Six Months Ended June 30,
	June 30, 2026	June 30, 2025
Natural gas	$1,156,400	$1,273,349
Less gathering and processing	(742,152)	(847,746)
Natural gas, net	414,248	425,603
NGL	136,836	109,966
Total revenue, net	$551,084	$535,569

Natural gas, net decreased $11,355 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease in revenue was primarily due to a $0.02 per Mcf decrease in gas prices net of processing and transportation and a 2 MMcf decrease in gas sales volumes.

Natural gas liquids (“NGLs”) increased $26,870 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase in revenue was primarily due a $15.21 per barrel increase in NGL prices, partially offset by a 62 barrel decrease in NGL sales volumes.

Operating Expenses

	For the Six Months Ended June 30,		Variance
	2026	2025	($)	(%)
Costs and expenses
Lease operating expenses	$478,413	$568,865	$(90,452)	(15.9)%
Impairment expenses	625,000	-	625,000	n/m
Depletion, depreciation, amortization, and accretion	769,210	430,427	338,783	78.7
General and administrative expenses	25,253,525	3,469,174	21,784,351	627.9
Total costs and expenses	$27,126,148	$4,468,466	$22,657,682	507.1%

The Company experienced an overall increase in operating expenses of $22,657,682 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, respectively.

Lease operating expenses decreased $90,452 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Impairment expenses increased $625,000 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was due to impairment of the gas plant related to payments made towards the plant during the six months ended June 30, 2026 and the change in the Company’s strategy that occurred in late 2025.

Depletion, depreciation, amortization and accretion increased $338,783 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to higher accretion expense associated with asset retirement obligations, partially offset by lower depletion expense due a decrease in the depletion rate.

General and administrative costs increased $21,784,351 for the six months ended June 30, 2026, respectively, as compared to the six months ended June 30, 2025. The increase was primarily due to an increase in stock-based compensation, legal expenses, professional services costs and a one-time legal settlement cost and a one-time contract termination fee that were both incurred during the six months ended June 30, 2026.

Other (Expense) Income

	For the Six Months Ended June 30,		Variance
	2026	2025	($)	(%)
Other income (expenses)
Interest income	$56,290	$26,328	$29,962	113.8%
Interest expense	(2,417,414)	(2,958,108)	540,694	(18.3)
Change in fair value of derivative asset	-	141,256	(141,256)	n/m
Change in fair value of derivative liability	1,085,587	91,703	993,884	1,083.8
Change in fair value of deferred equity consideration	(3,351,961)	-	(3,351,961)	n/m
Loss on Debt Extinguishment	(70,657)	-	(70,657)	n/m
Other, net	6,620	(294,542)	301,162	(102.2)
Total Other Income (Expenses)	$(4,691,535)	$(2,993,363)	$(1,698,172)	56.7%

Interest income increased $29,962 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This interest income relates to interest earned on cash equivalents.

Interest expense decreased $540,694 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily attributable to the settlement of the excise tax liability, the payoff of the AirLife note and the convertible notes that were outstanding during the prior-year period. These decreases were partially offset by interest expense incurred on the Company’s Term Loan A-1 and SharonAI Note during the six months ended June 30, 2026.

Change in fair value of derivative asset decreased $141,256 as the company paid off the associated debt instrument in the quarter ended December 31, 2025.

Change in fair value of derivative liability increased $993,884 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to changes in the fair value of the embedded derivative associated with the SharonAI Note, as well as the recognition and subsequent remeasurement of the embedded derivative associated with the Term Loan Agreement entered into during the period.

Change in fair value of deferred equity consideration relates to the remeasurement of the deferred consideration associated with the acquisition of TCDC.

Liquidity and Capital Resources

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

From February through June 2026, we issued 5,171,540 shares of common stock underlying the First Tranche Warrant and 7,992,460 shares of common stock underlying the Second Tranche Warrant to the Investor at an exercise price of $2.00 per share for total gross proceeds of $26,328,000.

Additionally, during the three months ended June 30, 2026, the Company significantly strengthened its liquidity position. On April 8, 2026, TCDC, the Company’s wholly owned subsidiary, entered into the Term Loan Agreement providing for borrowings of up to $290.0 million, including an initial committed tranche of $20.0 million, which was fully funded on April 13, 2026. Access to additional amounts under the Term Loan Agreement beyond the initial committed tranche is subject to lender approval and the satisfaction of certain conditions. On April 10, 2026, we closed an underwritten public offering of 29,850,746 shares of common stock, at a price to the public of $3.35 per share, resulting in proceeds, net of underwriters’ discount and issuance costs, of approximately $93.4 million pursuant to the Registration Statement. In connection with the underwritten public offering, the underwriters exercised their option to purchase an additional 4,477,611 shares of common stock at the public offering price, resulting in additional net proceeds of approximately $14.1 million. The Company used a portion of the offering proceeds to repay in full the outstanding borrowings under the SharonAI Note.

The Term Loan Agreement with Macquarie originally required us to establish an “at-the-market” program on an effective registration statement with an aggregate offering price of at least $100 million no later than sixty business days following the Closing Date (as defined therein). On July 17, 2026, however, the Company, on behalf of TCDC, entered into the Consent Letter with Macquarie pursuant to which, among other procedure-related waivers, the parties agreed to extend the deadline for the Company to establish such “at-the-market” program. Under the Consent Letter, the Company is now required to establish the “at-the-market” program within sixty days of receiving written notice from Macquarie or its permitted successors and assigns, or, if such sixtieth day falls during a financial blackout period or at a time when the Company’s most recently filed financial statements are stale, then within five business days following the filing of the Company’s next quarterly or annual periodic report.

Despite our ability to leverage or use various sources of capital, other factors may impact our capital plan. For example, we may also experience delays in construction that extend beyond our estimated development timeline. Prolonged development periods could increase project costs beyond budgeted amounts and reduce the availability of construction loans from project partners or third party financing sources during interim periods. Any such timing misalignments could necessitate additional bridge capital or contingency financing, which may not be available on acceptable terms, or at all. Furthermore, unanticipated events—such as permitting delays, failure to secure required regulatory approvals, or force majeure events—could result in liquidity shortfalls or force us to amend our capital plan.

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

We had a cash, cash equivalent and restricted cash of $84,821,390 as of June 30, 2026. We also had a working capital surplus of $82,879,767 as of June 30, 2026.

The Company’s future capital requirements will depend on many factors, including its future rate of revenue growth and the timing and extent of expenditures to support sales, marketing, and infrastructure development, including the buildout of data center capacity. The Company currently expects cash requirements of approximately $25 million to $30 million over the next twelve months. Upon execution of binding term sheets or definitive agreements with data center users, these expected expenditures may increase materially; the Company expects that any such increases would be funded through a combination of customer prepayments, additional borrowings under the term loan facility, equity offerings and cash on hand.

Cash Flows

Cash flows for the six months ended June 30, 2026 and 2025

The following table summarizes our cash flow activity for the periods presented:

	For the Six Months Ended June 30,
	2026	2025
Cash Provided by (Used in)
Operating Activities	$(10,879,659)	$(4,679,487)
Investing Activities	(11,821,197)	(877,546)
Financing Activities	106,319,518	9,703,114
Net increase in cash and cash equivalents	$83,618,662	$4,146,081

Net cash used in operating activities

Cash used in operating activities was $10,879,659 for the six months ended June 30, 2026, primarily driven by a net loss of $31,266,599. This was partially offset by non-cash adjustments, including stock-based compensation of $14,169,558, amortization of debt discount and debt issuance costs of $1,021,742, depletion, depreciation, amortization, and accretion of $769,210, and impairment expense of $625,000, respectively. Cash used in operating activities was also impacted by changes in working capital, including increases in accounts receivable of $296,920 and prepaid and other current assets of $795,981, partially offset by increases in accrued liabilities of $1,584,469 and accounts payable of $1,137,831.

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

Net cash used in investing activities

Investing activities used cash of $11,821,197 for the six months ended June 30, 2026, related to the purchase of land and purchase of membership interest.

Investing activities used cash of $877,546 for the six months ended June 30, 2025, related to the purchase of property, plant and equipment of $802,546 and investment in joint venture of $75,000.

Net cash provided by financing activities

Financing activities provided cash of $106,319,518 for the six months ended June 30, 2026, primarily driven by $112,458,424 of proceeds from the issuance of common stock, $26,228,659 of proceeds from the exercise of warrants, $19,367,500 of net proceeds from the Term Loan A-1 financing, offset by the repayment of the SharonAI Note of $50,000,000.

Financing activities provided cash of $9,703,114 for the six months ended June 30, 2025, related to proceeds from the convertible note of $2,790,000 and issuance of common stock of $8,413,964 offset by repayment on the convertible notes of $1,416,667 and debt issuance costs of $84,183.

Seasonality

We typically do not experience seasonality in our operations.

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

Asset Retirement Obligations

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

Deferred Tax Asset Valuation Allowance

The Company continually assesses both positive and negative evidence for recoverability of its deferred tax assets and based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences, the Company maintained a valuation allowance of $17,272,926 as of June 30, 2026. There can be no assurance that facts and circumstances will not materially change and require the Company to revise this valuation allowance in a future period.

Stock-based Compensation

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

Commitments and Contingencies

Environmental Matters

The Company, as a lessee of oil and gas properties, is subject to various federal, provincial, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties which may, in turn, require further remediation efforts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our current principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of June 30, 2026. As a result of management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2026, or as of the date of the filing of this Report, because of both the historical and the additional material weaknesses in our internal control described below.

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

During 2025, the Company continued the process to develop and implement its internal controls over financial reporting. This included the documentation of processes and identification of existing controls. In addition, in order to address segregation of duties issues as a result of the Company’s limited accounting staff, the Company continues to engage a third party to assist in the monthly and quarterly accounting, a third party to assist in the evaluation of appropriate accounting treatment and disclosures related to complex transactions and new pronouncements, and a third party to assist in accounting for income taxes. The Company will develop and review plans in order to address the material weakness in its internal controls over financial reporting. These plans may include engaging a third party to assist in the development, evaluation, testing and monitoring of its internal controls over financial reporting. As of June 30, 2026, and as of the date of this filing, the Company has not completed development nor finalized plans to address its material weakness in its internal controls over financial reporting.

●	Additional Material Weaknesses: Subsequent to the filing of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2026 (the “First Quarter Original Form 10-Q”), management identified the following additional material weaknesses in internal control over financial reporting as of March 31, 2026: (i) we did not effectively operate controls related to the measurement of grant-date fair value and the attribution of compensation cost for share-based payment awards containing performance and market conditions, including management review of supporting schedules and third-party valuation reports, and (ii) we did not effectively operate controls over the review of significant transactions, including the review and classification of related professional fees and transaction costs.

These material weaknesses resulted in material misstatements to general and administrative expenses, loss from operations, loss before income taxes, net loss, net loss per share, additional paid-in capital, and accumulated deficit, as well as to the presentation of net loss and non-cash stock-based compensation within the condensed consolidated statement of cash flows and the condensed consolidated statement of changes in stockholders’ equity (deficit) during the first quarter of 2026.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

New Mexico Litigation

On December 23, 2025, the State of New Mexico filed a lawsuit against the Company and other parties, including our former Chief Executive Officer E. Will Gray II, in the First Judicial District Court for Santa Fe County (“New Mexico Litigation”). The complaint alleges several causes of action, including unjust enrichment, violations of the New Mexico Oil and Gas Act, violations of the Uniform Voidable Transactions Act, Fraud Against Taxpayers Act, civil conspiracy, and veil piercing, and seeks, among other relief, monetary damages, civil penalties, costs, and attorneys’ fees. The New Mexico Litigation was stayed shortly after it was initiated because of the ongoing bankruptcy proceedings for several unrelated defendants.

The Company reached a settlement with the State of New Mexico and the Acacia Operating Company, LLC bankruptcy trustee that resolved all claims brought against the Company. That settlement was formally approved on July 9, 2026 in the U.S. Bankruptcy Court for the Western District of Texas. Pursuant to the settlement, the Company did not admit any liability, wrongdoing, fault, or violation of any law, regulation, duty, or obligation. The claims against the Company in Torrez ex rel. State of New Mexico v. Acacia Operating Co. will be dismissed.

Shareholder Litigation

On April 1, 2026, a federal securities class action lawsuit was filed in the U.S. District Court for the Western District of Texas against the Company and certain members of its management, styled Annonio v. New Era Energy & Digital, Inc., et al., Case No. 7:26-cv-00120. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks, among other relief, a determination that the action is a proper class action under Rule 23 of the Federal Rules of Civil Procedure, monetary damages, costs, and attorneys’ fees.  On June 17, 2026, the Court appointed Mr. Mitchell Patterson as lead plaintiff. The lead plaintiff has until August 21, 2026 to file a consolidated amended complaint. Following the filing of the amended complaint, the Company will have 60 days to file a responsive pleading.

The Company intends to vigorously defend itself against these claims. The Company believes that the resolution of this litigation will not have a material adverse effect on its business, financial condition or results of operations. Nonetheless, the Company cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of this matter could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

In connection with the filing of the First Quarter Original Form 10-Q, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to a historical material weakness in internal control over financial reporting. Subsequent to the filing of the First Quarter Original Form 10-Q, management reevaluated the effectiveness of our disclosure controls and procedures and continued to conclude that our disclosure controls and procedures were not effective as of March 31, 2026 due to the foregoing historical material weakness and an additional material weakness in internal control over financial reporting that was identified relating to a misstatement of stock-based compensation expense and a misstatement in expense classification of professional fees and transaction costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended June 30, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Roth CH V Holdings, Inc. filed on December 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).
3.2	Certificate of Change pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).
3.4	Amended and Restated Bylaws of Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2026, File No. 001-42433).
4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 8, 2026, File No. 001-42433).
4.3	Warrant to Purchase Common Stock, dated April 13, 2026, by and between the Company and Macquarie Equipment Capital Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2026, File No. 001-42433).
4.4	Registration Rights Agreement, dated April 13, 2026, by and between the Company and Macquarie Equipment Capital Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 14, 2026, File No. 001-42433).
10.1	Amended and Restated Promissory Note, dated April 6, 2026, by and between the Company and Zachary Yi Zhou (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 6, 2026, File No. 001-42433).
10.2	Term Loan Agreement, dated April 8, 2026, by and between the Company, Texas Critical Data Centers LLC and Macquarie Equipment Capital Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2026, File No. 001-42433).
10.3	Underwriting Agreement, dated as of April 9, 2026, by and between New Era Energy & Digital, Inc. and Northland Securities, Inc., as representative of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on April 10, 2026, File No. 001-42433).
10.4	Employment Agreement, dated April 28, 2026, by and between the Company and Andrew Casazza (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2026, File No. 001-42433).
10.5	Restricted Stock Unit Award Agreement, dated April 28, 2026, by and between the Company and Andrew Casazza (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 17, 2026, File No. 001-42433).

No.	Description of Exhibit
10.6	Employment Agreement, dated June 1, 2026, by and between the Company and Darin Rovell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2026, File No. 001-42433).
10.7	Restricted Stock Unit Award Agreement, dated June 1, 2026, by and between the Company and Darin Rovell (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 3, 2026, File No. 001-42433).
10.8	Amendment to Employment Agreement, effective as of July 1, 2026, between the Company and Charles Nelson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 6, 2026, File No. 001-42433).
10.9	Amendment to Employment Agreement, effective as of July 1, 2026, between the Company and Ted Warner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 6, 2026, File No. 001-42433).
10.10	Amended and Restated Employment Agreement, effective as of July 1, 2026, between the Company and José Rodriguez (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 6, 2026, File No. 001-42433).
10.11	Performance Award Agreement, effective as of July 1, 2026, between the Company and José Rodriguez (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 6, 2026, File No. 001-42433).
10.12	Amended and Restated Employment Agreement, effective as of July 1, 2026, between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 6, 2026, File No. 001-42433).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

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