Form 10-Q
period 2026-09-30
New ERA Energy & Digital, Inc.
filed 2026-11-12
CIK 2028336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, the registrant had 140,743,823 shares of common stock issued and 140,569,465 shares of common stock outstanding.

NEW ERA ENERGY & DIGITAL, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

•
our ability to construct, develop, lease and maintain our flagship project;
•
our ability to realize the anticipated benefits of the power purchase agreement;
•
our ability to access adequate project financing, commercial borrowings and debt and equity capital markets to fund our significant anticipated capital expenditures;
•
the ability to obtain and maintain credit support to secure contractual obligations on commercially reasonable terms or at all;
•
the impact of supply chain disruptions, labor availability, raw materials and input commodity costs and availability, and manufacturing and transportation;
•
general business and economic conditions;
•
environmental history, remediation, and associated risks;
•
our ability to obtain and renew leases with our tenants on terms favorable to us, and manage our growth, business, financial results and results of operations;
•
our ability to respond to price fluctuations and rapidly changing technology;
•
the impact of tariffs and global trade disruptions on us and our tenants;
•
changes in political conditions, geopolitical turmoil, political instability, civil disturbances, and restrictive governmental actions;
•
the degree and nature of our competition;
•
our failure to generate sufficient cash flows to service indebtedness;
•
our expectations regarding the anticipated timeline of our cash, cash equivalents and short-term investments, future financial performance and our ability to continue as a going concern;
•
material negative changes in the creditworthiness and the ability of our tenants to meet their contractual obligations;
•
increases and volatility in interest rates;
•
increased power, labor, equipment procurement, shipping, refurbishment or construction costs;
•
a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes;
•
our inability to obtain and/or maintain necessary government or other required consents or permits;
•
changes in, or the failure or inability to comply with, local, state, federal and applicable international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates;
•
the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us;
•
our ability to maintain an effective system of disclosure controls and procedures and internal control over financial reporting and operations; and
•
additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2025 that was filed with the

ii

Securities and Exchange Commission (“SEC”) on March 12, 2026, as amended on Form 10-K/A, filed with the SEC on March 13, 2026, in our Form 10-Q for the quarterly period ended March 31, 2026 that was filed with the SEC on May 15, 2026, as amended on Form 10-Q/A filed with the SEC on August 14, 2026, in our Form 10-Q for the quarterly period ended June 30, 2026 that was filed with the SEC on August 14, 2026, and in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026.

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

iii

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$117,570,836	$1,202,728
Restricted cash	20,000,000	—
Accounts receivable, net	1,026,594	941,068
Prepaid expenses and other current assets	914,527	891,700
Related party receivable	—	2,551,932
Restricted investments	1,419,570	1,384,708
Total Current Assets	140,931,527	6,972,136

Oil and natural gas properties, net	3,162,736	3,296,958
Property and equipment, net	2,711,615	116,774
Land	80,431,218	—
Investment in Joint Venture	—	3,631,005
Other assets	1,345,883	120,000
Total Assets	$228,582,979	$14,136,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,300,811	$1,277,187
Accrued liabilities	1,544,484	691,159
Excise taxes payable	—	1,402,934
Withholding taxes payable	—	800,018
Due to related parties	—	165,000
Asset retirement obligation, current	260,000	—
Other current liabilities	111,395	90,740
Total Current Liabilities	4,216,690	4,427,038

Embedded derivative liability	1,440,000	—
Note payable, net	15,894,715	—
Asset retirement obligation	12,819,689	12,319,132
Other liabilities	888,078	—
Total Liabilities	35,259,172	16,746,170

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 245,000,000 shares authorized, 117,465,900 issued and 117,291,542 outstanding at September 30, 2026; 53,623,529 issued and 53,449,171 outstanding at December 31, 2025	11,750	5,366
Treasury stock, 174,358 shares at September 30, 2026 and December 31, 2025	(17)	(17)
Additional Paid-in Capital	284,536,124	40,743,397
Accumulated deficit	(91,224,050)	(43,358,043)
Total Stockholders’ Equity (Deficit)	193,323,807	(2,609,297)
Total Liabilities and Stockholders’ Equity (Deficit)	$228,582,979	$14,136,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2026 and 2025

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net
Natural gas, and product sales, net	$147,674	$159,411	$698,758	$694,980
Total revenues, net	147,674	159,411	698,758	694,980

Costs and expenses
Lease operating expenses	368,446	408,716	846,859	977,581
Impairment expense	—	—	625,000	—
Depletion, depreciation, amortization, and accretion	357,365	236,096	1,126,575	666,523
General and administrative expenses	16,586,774	3,718,485	41,840,299	7,187,659
Total costs and expenses	17,312,585	4,363,297	44,438,733	8,831,763

Loss from operations	(17,164,911)	(4,203,886)	(43,739,975)	(8,136,783)

Other income (expenses)
Interest income	499,811	12,799	556,101	39,127
Interest expense	(644,121)	(1,830,334)	(3,061,535)	(4,788,442)
Change in fair value of derivative asset	—	(151,257)	—	(10,001)
Change in fair value of derivative liability	710,000	456,483	1,795,587	548,186
Change in fair value of deferred equity consideration	—	—	(3,351,961)	—
Loss on debt extinguishment	—	—	(70,657)	—
Loss on investment in joint venture	—	(66,805)	—	(66,805)
Other, net	(187)	(173)	6,433	(294,715)
Total other income (expenses)	565,503	(1,579,287)	(4,126,032)	(4,572,650)

Loss before income taxes	(16,599,408)	(5,783,173)	(47,866,007)	(12,709,433)

Income taxes	—	—	—	—
Net loss	$(16,599,408)	$(5,783,173)	$(47,866,007)	$(12,709,433)

Net loss per share - basic and diluted	$(0.15)	$(0.20)	$(0.55)	$(0.63)
Weighted average number of common shares outstanding, basic and diluted	107,623,090	29,505,958	87,333,051	20,031,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and nine months ended September 30, 2026 and 2025

(UNAUDITED)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2026	53,623,529	$5,366	(174,358)	$(17)	$40,743,397	$(43,358,043)	$(2,609,297)
Shares issued for the acquisition of TCDC	2,091,351	209	—	—	8,490,676	—	8,490,885
Common shares issued for services	31,564	3	—	—	164,990	—	164,993
Stock-based compensation	—	—	—	—	5,156,800	—	5,156,800
Warrants exercised for cash	5,674,000	567	—	—	11,259,108	—	11,259,675
Options exercised	9,852	1	—	—	(33,470)	—	(33,469)
Net loss	—	—	—	—	—	(10,823,974)	(10,823,974)
Balance - March 31, 2026	61,430,296	$6,146	(174,358)	$(17)	$65,781,501	$(54,182,017)	$11,605,613
Issuance of common stock, net of offering costs	35,328,877	3,533	—	—	112,454,891	—	112,458,424
Conversion of related party debt	1,522,389	152	—	—	5,006,697	—	5,006,849
Stock-based compensation	—	—	—	—	9,012,758	—	9,012,758
Shares issued for the acquisition of TCDC	893,724	90	—	—	3,833,986	—	3,834,076
Warrants exercised for cash	7,490,000	749	—	—	14,968,235	—	14,968,984
Excise tax release	—	—	—	—	1,029,003	—	1,029,003
Warrant issued in connection with term debt	—	—	—	—	1,111,885	—	1,111,885
Net loss	—	—	—	—	—	(20,442,625)	(20,442,625)
Balance - June 30, 2026	106,665,286	$10,670	(174,358)	$(17)	$213,198,956	$(74,624,642)	$138,584,967
Issuance of common stock, net of offering costs	9,632,203	963	—	—	59,274,055	—	59,275,018
Stock-based compensation	—	—	—	—	10,019,452	—	10,019,452
Options exercised	68,411	7	—	—	(143,951)	—	(143,944)
Warrants exercised for cash	1,100,000	110	—	—	2,187,612	—	2,187,722
Net loss	—	—	—	—	—	(16,599,408)	(16,599,408)
Balance - September 30, 2026	117,465,900	$11,750	(174,358)	$(17)	$284,536,124	$(91,224,050)	$193,323,807

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2025	13,165,152	$1,318	(174,358)	$(17)	$11,722,100	$(13,772,239)	$(2,048,838)
Sale of common stock	835,000	84	—	—	2,198,359	—	2,198,443
Common shares issued for services	125,000	12	—	—	423,738	—	423,750
Net loss	—	—	—	—	—	(3,320,256)	(3,320,256)
Balance - March 31, 2025	14,125,152	$1,414	(174,358)	$(17)	$14,344,197	$(17,092,495)	$(2,746,901)
Sale of common stock	11,531,476	1,153	—	—	6,214,368	—	6,215,521
Net loss	—	—	—	—	—	(3,606,004)	(3,606,004)
Balance - June 30, 2025	25,656,628	$2,567	(174,358)	$(17)	20,558,565	$(20,698,499)	$(137,384)
Sale of common stock	20,033,255	2,003	—	—	13,811,203	—	13,813,206
Common shares issued for services	1,313,644	133	—	—	584,440	—	584,573
Stock-based compensation	—	—	—	—	226,100	—	226,100
Notes conversion	6,125,002	613	—	—	4,237,034	—	4,237,647
Net loss	—	—	—	—	—	(5,783,173)	(5,783,173)
Balance - September 30, 2025	53,128,529	$5,316	(174,358)	$(17)	$39,417,342	$(26,481,672)	$12,940,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW ERA ENERGY & DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2026 and 2025

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,866,007)	$(12,709,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	1,126,575	666,523
Change in fair value of derivative assets and liabilities	(1,795,587)	(538,185)
Change in fair value of deferred equity consideration	3,351,961	—
Loss on debt extinguishment	70,657	—
Impairment of long-lived assets	625,000	—
Provision for expected credit losses	—	132,949
Loss on investment in joint venture	—	66,805
Non-cash interest expense	1,743,527	3,645,397
Stock-based compensation	24,189,010	810,673
Changes in operating assets and liabilities:
Accounts receivable	(85,526)	(226,662)
Prepaid and other current assets	(37,689)	521,938
Accounts payable	1,023,624	(706,559)
Accrued and other current liabilities	(611,965)	1,156,723
Due to related parties	(165,000)	(1,354)
Other	(542,496)	—
CASH USED IN OPERATING ACTIVITIES	(18,973,916)	(7,181,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	(4,564,662)	—
Purchase of member interest, net of cash acquired	(5,095,699)	—
Payments related to project assignment rights	(625,000)	—
Investment in joint venture	—	(850,000)
Investment in property, plant and equipment, net	(2,154,873)	(1,291,047)
CASH USED IN INVESTING ACTIVITIES	(12,440,234)	(2,141,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance cost	171,733,442	22,227,170
Repayment of note payable	(3,347,500)	—
Proceeds from exercise of warrants	28,416,381	—
Proceeds from term note	19,367,500	—
Proceeds from convertible note, net of transaction costs	—	2,790,000
Repayment of convertible notes	(50,000,000)	(2,500,000)
Debt issuance costs	(939,497)	(84,183)
Proceeds from related party receivable	2,551,932	—
CASH PROVIDED BY FINANCING ACTIVITIES	167,782,258	22,432,987

Change in cash, cash equivalents and restricted cash	136,368,108	13,110,755
Cash, cash equivalents and restricted cash, beginning of period	1,202,728	1,053,744
Cash, cash equivalents and restricted cash, end of period	$137,570,836	$14,164,499

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,680,476	$695,310

SUPPLEMENTAL NON-CASH DISCLOSURES:
Related party note issued as part of consideration for asset acquisition	$5,000,000	$—
Convertible debt issued as part of consideration for asset acquisition	50,000,000	—
Common stock issued as part of consideration for asset acquisition	12,324,961	—
Equity method investment in joint venture reclassified upon consolidation	3,631,005	—
Acquisition of assets through issuance of note payable	3,347,500	—
Shares withheld for taxes upon exercise of stock options	177,413	—
Debt and interest converted to common stock	5,006,849	4,237,034

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

We are initially focused on our flagship project, Texas Critical Data Centers LLC (“TCDC”), a 493-acre campus in Ector County, Texas, designed to support over 1 gigawatt (“GW”) of potential compute capacity through phased development, with projected power delivery beginning as early as the end of 2027. We believe our proximity to major natural gas pipelines, fiber networks and carbon dioxide (“CO2”) pipelines will provide us with the ability to serve our customers lower transmission costs and best-in-class uptime for purposes of reliably generating AI compute to capitalize on the AI revolution. We intend to execute through partnering across engineering, construction, procurement, power generation and sustainability to provide our hyperscaler tenants with certainty of execution and speed-to-power.

The Company’s current operations also include the exploration, development, and production of helium, natural gas, oil, and natural gas liquids (“NGLs”). The Company’s producing oil and gas assets and non-producing acreage are primarily located in Chaves County, New Mexico. The Company also owns overriding royalty interests located in Howard County, Texas.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company as of September 30, 2026 and December 31, 2025, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) issued by the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. References to GAAP issued by the FASB in these accompanying notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). These interim unaudited consolidated financial statements with the notes herein have been condensed and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026, as amended on Form 10-K/A, filed with the SEC on March 13, 2026.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.

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

The following table reconciles cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$117,570,836	$1,202,728
Restricted cash	20,000,000	—
Total cash, cash equivalents, and restricted cash	$137,570,836	$1,202,728

Receivables and Allowance for Expected Losses

The Company’s receivables result primarily from the sale of natural gas and NGLs as well as billings to joint interest owners for properties in which the Company serves as the operator. Receivables from product sales are generally due within 30 to 60 days after the last day of each production month and do not bear any interest. Receivables associated with joint interest billings are regularly reviewed by management for collectability, and they establish or adjust an allowance for expected losses as necessary. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company's allowance for expected credit losses was $0.2 million as of September 30, 2026 and December 31, 2025.

Impairment of Long-lived Assets

The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount. The Company recorded an impairment charge of $625,000 related to a partially completed plant during the nine months ended September 30, 2026. No impairment charges were recorded during the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements, not yet adopted:

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

NOTE 3. ASSET ACQUISITION

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

The following tables present the reconciliation of consideration transferred to total cost basis, including the Company’s previously held equity method investment, and the allocation of such cost basis to the identifiable assets acquired and liabilities assumed.

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

The SharonAI Note bore interest at a rate of 10.0% per annum, payable in cash at maturity, with a maturity date of June 30, 2026. The SharonAI Note was secured by the Company’s ownership interests in TCDC and substantially all of TCDC’s assets.

The SharonAI Note included embedded features, including conversion and event of default provisions. SharonAI had the right to convert up to $10.0 million of the outstanding principal into shares of the Company’s common stock at a price based on the volume-weighted average price of the Company’s common stock over a specified period preceding conversion, subject to a floor price.

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

In connection with the repayment, the Company remeasured the embedded derivative associated with the SharonAI Note to its fair value immediately prior to extinguishment. During the nine months ended September 30, 2026, the Company recognized a gain of $615,587 related to changes in the fair value of the embedded derivative associated with the SharonAI Note. Upon extinguishment of the SharonAI Note, the embedded derivative liability was derecognized.

The Company recognized a loss on extinguishment of debt of $70,657 during the nine months ended September 30, 2026, reflecting the difference between the repayment amount and the carrying amounts of the SharonAI Note, the remaining unamortized debt discount, the embedded derivative liability, and other balances derecognized upon extinguishment.

Note Payable

On March 25, 2026, in connection with the amendment of certain real property agreements, the Company, through its subsidiary, agreed to pay total consideration of approximately $4.35 million, consisting of $1.0 million paid in cash upon execution and $3.35 million evidenced by a promissory note (the “Promissory Note”).

The Promissory Note bore interest at a fixed annual rate of 3.7%, calculated on a 360-day basis and compounded annually. The Promissory Note matured on July 20, 2026, at which time all outstanding principal and accrued but unpaid interest were due and payable in full.

The Promissory Note was unsecured. On May 14, 2026, the Company repaid the Promissory Note in full, including principal of $3,347,500 and accrued interest of $17,202. As a result, no amounts were outstanding under the Promissory Note as of September 30, 2026.

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

On April 13, 2026, TCDC drew the full $20.0 million available under the Term Loan A-1 facility after satisfying the applicable funding conditions (“Term Loan A-1”). In connection with the funding, the Company issued Macquarie warrants to purchase 400,208 shares of the Company’s common stock with an exercise price of approximately $5.00 per share (the “Macquarie Warrants”) and sold 1,000,520 shares of the Company’s common stock to Macquarie at a purchase price of approximately $5.00 per share. The Term Loan A-1 matures on April 8, 2029, at which time all outstanding principal, accrued interest, applicable repayment premiums, and other amounts due under the agreement become payable, unless earlier repaid or accelerated in accordance with the terms of the Term Loan Agreement. No borrowings were outstanding under the Term Loan A-2, Term Loan A-3, or Delayed Draw Term Loan facilities as of September 30, 2026.

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

The carrying value of the Term Loan A-1 is presented net of unamortized debt discounts and debt issuance costs. At issuance, the Company recognized a debt discount of $1,111,885 related to the fair value of the Macquarie Warrants issued in connection with the financing and a derivative liability of $2,620,000 associated with certain features of the Term Loan Agreement. The debt discounts are amortized to interest expense over the term of the loan using the effective interest method. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. As of September 30, 2026, the outstanding principal balance under the Term Loan A-1 was $20.6 million, and the carrying value of the loan was $15.9 million.

In October 2026, TCDC borrowed and repaid $60.0 million under Term Loan A-2 and Term Loan A-3. See Note 14, “Subsequent Events” for additional information.

NOTE 5. RELATED PARTY TRANSACTIONS

Balance outstanding of related parties:

Name of Party	Receivable/Payable	September 30, 2026	December 31, 2025
Sharon AI	Receivable net (reimbursement from joint venture partner)	$—	$2,551,932
Total Receivable		$—	$2,551,932

Charles Nelson	Payable (director related stock compensation)	$—	$140,000
Ondrej Sestak	Payable (consulting compensation)	—	25,000
Total Payable		$—	$165,000

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

The Company used the following inputs in its calculation of its AROs.

	September 30, 2026	December 31, 2025
Inflation rate	3.686%	3.686%
Discount factor	10.0	10.0
Estimated asset life	3.25 - 49.25 years	4 - 50 years

The following table shows the change in the Company’s ARO liability for the three and nine months ended September 30, 2026:

Asset retirement obligations, December 31, 2025	$12,319,132
Accretion expense	307,990
Asset retirement obligations, March 31, 2026	12,627,122
Liabilities settled	(196,079)
Accretion expense	344,456
Asset retirement obligations, June 30, 2026	12,775,499
Accretion expense	304,190
Asset retirement obligations, September 30, 2026	$13,079,689

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

Warrants

As of September 30, 2026 and December 31, 2025, there were 5,750,000 public warrants (the “Public Warrants”) and 230,750 private placement warrants (the “Private Warrants”) outstanding. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

Pursuant to a securities purchase agreement, dated December 6, 2024, by and between us and ATW AI Infrastructure II LLC (the “Investor”) (together with the Form of First Tranche Warrant and Form of Second Tranche Warrant issued on December 6, 2024, the “Warrant Purchase Agreement”), we issued and sold to the Investor warrants to purchase shares of our common stock, comprised of two tranches (the “First Tranche Warrant” and “Second Tranche Warrant” and together, the “Investor Warrants”). The Warrant Purchase Agreement was amended by (i) that certain Amended and Restated Consent and Waiver, dated January 16, 2026, by and between us and the Investor (the “Waiver”) and (ii) that certain Amended and Restated Consent and Waiver, dated February 1, 2026, by and between us and the Investor (the “Amended Waiver”), pursuant to which, among other things, the Investor agreed to partially waive the anti-dilution provisions of the First Tranche Warrant and Second Tranche Warrant such that the exercise prices of the First Tranche Warrant and Second Tranche Warrant were each adjusted down solely to $2.00. The Investor also waived certain provisions of the Warrant Purchase Agreement relating to restrictions on Variable Rate Transactions (as defined in the Warrant Purchase Agreement), additional issuances of equity securities, redemption or payment of cash dividends, and stock splits. The parties agreed to certain administrative updates to the Warrant Purchase Agreement including cashless exercise after 75 days from the effective date of both the Waiver and Amended Waiver (solely to the extent a resale registration statement is not effective), registration rights obligations, the provision of a transfer agent instruction letter, and a forced exercise provision granting the Company the right to force exercise of the Investor Warrants assuming certain conditions are met. The Investor Warrants may be exercised on any day on or after December 6, 2024, in whole or in part at $2.00 per share, subject to certain adjustments as provided in the applicable Warrant.

The number of shares of common stock issuable upon exercise of the First Tranche Warrant is equal to the quotient of (i) the product of (x) $10 million minus any amounts previously paid to exercise the Investor Warrants and (y) multiplied by 110%, and (ii) divided by the exercise price then in effect. The total number of shares of common stock that were issuable upon exercise of the First Tranche Warrant was equal to 5,500,000, assuming an exercise price of $2.00. The total number of shares of common stock issuable upon exercise of the Second Tranche Warrant, assuming an exercise price of $2.00, is equal to 10,700,000.

During the nine months ended September 30, 2026, the Company received exercise notices for a portion of the Investor Warrants, resulting in the issuance of an aggregate of 14,264,000 shares of common stock at an exercise price of $2.00 per share. During the nine months ended September 30, 2026, 328,460 of common stock issuable upon exercise of the First Tranche Warrant expired without exercise.

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

At-The-Market Offering of Common Stock

On September 24, 2026, the Company filed an at-the-market prospectus supplement to its existing Registration Statement, relating to the offer and sale of up to $100.0 million in common stock (the “ATM Program”). During the three and nine months ended September 30, 2026, the Company issued 9,632,203 shares of common stock under the ATM Program resulting in gross proceeds of $60.0 million that were partially offset by offering costs of $0.7 million. As of September 30, 2026 there was $40.0 million in common stock remaining under the ATM Program.

NOTE 8. LOSS PER SHARE

The Company calculated net income/(loss) per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income/(loss) per share for the period presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(16,599,408)	$(5,783,173)	$(47,866,007)	$(12,709,433)
Basic weighted average common shares outstanding	107,623,090	29,505,958	87,333,051	20,031,971
Diluted weighted average common shares outstanding	—	—	—	—
Basic and diluted weighted average common shares outstanding	107,623,090	29,505,958	87,333,051	20,031,971

Basic and diluted net loss per share	$(0.15)	$(0.20)	$(0.55)	$(0.63)

For the three and nine months ended September 30, 2026 the Company had potentially dilutive securities including warrants, stock options, performance share awards, and restricted stock units that have not been included in the calculation of diluted EPS as their effects would be anti-dilutive. For the three and nine months ended September 30, 2025 the Company had potentially dilutive securities including convertible notes and warrants that have not been included in the calculation of diluted EPS as their effects would be anti-dilutive.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Power Purchase Agreement

On September 18, 2026, TCDC PowerCo LLC (“PowerCo”), a subsidiary of the Company, entered into a 20-year Power Purchase Agreement (the “PPA”) with Luminant ET Services Company LLC (“Luminant”), an affiliate of Vistra Corp., for 200 to 207 megawatts of firm electric energy in each hour, to be delivered to the Company’s Texas Critical Data Center project (the “Data Center Project”) from Luminant’s Odessa, Texas generating facility or other sources. The term begins on the date Luminant first delivers energy (the “Power Delivery Date”). Luminant’s obligations are subject to conditions precedent, including execution of a Phase 1 Purchase and Sale Agreement for related interconnection infrastructure, and PowerCo may terminate without liability if delivery has not commenced by December 31, 2027.

The PPA is a take-or-pay arrangement under which PowerCo will pay for the full contract quantity made available, whether or not consumed, at a price comprising a fixed component, a component indexed to natural gas prices, and an escalating operations and maintenance component, plus pass-through delivery charges. At the minimum contract quantity, the fixed and determinable portion of the annual obligation is approximately $110 million in the first contract year, before the gas-indexed component and pass-through charges. Because the Power Delivery Date is not yet determinable, these amounts are not presented by year below.

The Company has designated the PPA as a normal purchase under ASC 815 and does not record it at fair value. No amounts were recognized under the PPA as of or for the period ended September 30, 2026.

Development Framework Agreement

Concurrently with the PPA, TCDC entered into a Development Framework Agreement (the “DFA”) with an affiliate of Luminant under which TCDC agreed to reimburse construction costs for substation and transmission infrastructure serving the Data Center Project, subject to execution of definitive purchase and sale agreements. No such agreement had been executed, and no costs had been invoiced as of September 30, 2026. If the Phase 1 agreement is not timely executed and TCDC fails to pay invoiced Phase 1 costs, Luminant’s affiliate may draw up to $116.0 million on the credit support described below. The DFA also requires the Company, following the Power Delivery Date, to issue to Luminant’s affiliate non-voting equity interests representing 5% of the entity holding the portion of the Data Center Project served under the PPA.

Credit Support and Letter of Credit Cash Collateral

The PPA requires PowerCo to maintain a $116.0 million standby letter of credit for the term of the PPA, which is required to be posted on or before 15 business days after the date of the PPA. From the Power Delivery Date, the PPA also requires PowerCo to post additional security equal to Luminant’s periodic calculation of its mark-to-market exposure under the PPA. The additional security is not capped and would increase if forward Electric Reliability Council of Texas (“ERCOT”) electricity prices decline relative to the PPA price or upon certain credit-related events. Luminant may draw on the credit support for termination payments, unpaid amounts, and losses from PowerCo’s non-performance. As of September 30, 2026, no letter of credit had been issued, and no collateral had been posted.

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

Irrevocable Standby Letter of Credit and Promissory Note

The Company maintains a $920,000 irrevocable standby letter of credit with West Texas National Bank, supported by a promissory note under which amounts would become payable only if drawn. No amounts were drawn under the letter of credit as of September 30, 2026 or December 31, 2025.

Shareholder Litigation

On April 1, 2026, a federal securities class action lawsuit was filed in the U.S. District Court for the Western District of Texas against the Company and certain former members of its management, styled Annonio v. New Era Energy & Digital, Inc., et al., Case No. 7:26-cv-00120. On June 17, 2026, the Court appointed Mr. Mitchell Patterson as lead plaintiff. The consolidated amended complaint, filed on August 21, 2026 by the lead plaintiff and named plaintiffs Terry Oh and John Westbrook, asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seeks, among other relief, class certification, monetary damages, costs, and attorneys’ fees.

On October 20, 2026, Defendants filed a motion to dismiss the consolidated amended complaint. Plaintiffs’ opposition is due December 21, 2026, and Defendants’ reply is due January 20, 2027.

The Company intends to vigorously defend itself against these claims. The Company believes that the resolution of this litigation will not have a material adverse effect on its business, financial condition or results of operations. Nonetheless, this legal matter remains pending, and we are unable to estimate the costs we may incur, if any, at this time.

NOTE 10. REVENUES

The following table presents the revenue by type for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Natural gas	$410,833	$476,402	$1,567,233	$1,749,751
Less gathering and processing	(293,368)	(372,191)	(1,035,520)	(1,219,937)
Natural gas, net	117,465	104,211	531,713	529,814
NGL	30,209	55,200	167,045	165,166
Total revenue, net	$147,674	$159,411	$698,758	$694,980

NOTE 11. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

•
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
•
Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
•
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company accounts for certain liabilities at fair value and classifies these liabilities with the fair value hierarchy. Our ARO liabilities are measured at fair value on a non-recurring basis.

Liabilities subject to fair value measurements are as follows:

September 30, 2026	Level 1	Level 2	Level 3	Total
Liability:
ARO liabilities	$—	$—	$13,079,689	$13,079,689
Embedded derivative liability	$—	$—	$1,440,000	$1,440,000

December 31, 2025	Level 1	Level 2	Level 3	Total
Liability:
ARO liabilities	$—	$—	$12,319,132	$12,319,132

The carrying value of cash and cash equivalents, accounts receivable, prepaid and other current assets, related party receivable, accounts payable, accrued liabilities, due to related party, and other current liabilities, as reflected in the consolidated balance sheets, approximate fair value, due to the short-term maturity of these instruments. The Term Loan A-1 bears interest at a variable rate. Its carrying value, net of unamortized debt discounts, approximates fair value as of September 30, 2026, as the interest rate approximates current market rates for instruments with similar terms and credit risk, and the loan was issued at market terms in April 2026.

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

The following table presents quantitative information regarding the Level 3 fair value measurements of the embedded derivative associated with the SharonAI Note as of September 30, 2026:

Embedded derivative liability
Initial fair value of embedded derivative of the SharonAI Note as of January 16, 2026	$1,470,610
Change in valuation inputs or other assumptions	(615,587)
Derecognition upon extinguishment of debt	(855,023)
Fair value as of September 30, 2026	$—

The fair value of the embedded derivative liability associated with the Term Loan Agreement was estimated using a Monte Carlo simulation model. The following table summarizes the significant assumptions and unobservable inputs used in the valuation at the issuance date and as of September 30, 2026.

Assumption	Embedded Derivative Liability April 13, 2026 (Initial Measurement)	Embedded Derivative Liability September 30, 2026
Simulation trials	100,000	100,000
Risk-free rate	3.72%	4.82%
Discount rate	17.00%	17.36%
Probability of default	56.23%	36.13%

The following table presents quantitative information regarding the Level 3 fair value measurements of the embedded derivative associated with the note as of September 30, 2026:

Embedded derivative liability
Initial fair value of embedded derivative of the Note as of April 13, 2026	$2,620,000
Change in valuation inputs or other assumptions	(1,180,000)
Fair value as of September 30, 2026	$1,440,000

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

Assumption	April 13, 2026 (Issuance Date)
Share price	$4.58
Exercise price	$5.00
Expected volatility	80.00%
Risk-free interest rate	3.92%
Expected term (years)	5
Expected dividend yield	0.00%

NOTE 12. SEGMENTATION

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. Effective July 1, 2026, the Company appointed a new Chief Executive Officer. Management re-evaluated its segment reporting in connection with the transition and concluded that the basis on which the Company is managed, and the financial information reviewed by the CODM, did not change.

The Company is organized and managed as a single business focused on the development of high-performance compute (“HPC”) data center infrastructure, primarily through TCDC, in which the Company acquired the remaining interests on January 16, 2026. The Company also owns and operates legacy oil and natural gas properties, which are not the focus of its strategy or resources. The Company’s revenues are derived from sales of natural gas and natural gas liquids produced from these legacy properties, as TCDC has not yet commenced revenue-generating operations. Substantially all of the Company’s personnel and capital are devoted to developing HPC infrastructure.

The CODM manages the Company on a consolidated basis and assesses performance and allocates resources using consolidated net loss as reported in the condensed consolidated statements of operations. The CODM uses consolidated net loss, together with consolidated cash and cash equivalents and total assets, to monitor results against the annual budget and forecast, evaluate liquidity and capital requirements, and determine the level and timing of development expenditures.

Management considered whether the development of TCDC and the Company’s legacy oil and natural gas operations each constitute a separate operating segment. Although financial information for each is prepared for legal-entity and accounting purposes, the CODM does not regularly review discrete operating results or measures of profit or loss for either activity in assessing performance or allocating resources. The Company’s legacy oil and natural gas operations are monitored for operational purposes but not managed as a separate business. Accordingly, the Company has one operating and reportable segment.

The following tables presents segment revenue, significant segment expenses regularly provided to the CODM, the segment measure of profit or loss and total assets:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$147,674	$159,411	$698,758	$694,980
Lease operating expenses	368,446	408,716	846,859	977,581
General and administrative expenses	16,586,774	3,718,485	41,840,299	7,187,659
Other segment expenses(a)	(208,138)	1,815,383	5,877,607	5,239,173
Segment net loss	$(16,599,408)	$(5,783,173)	$(47,866,007)	$(12,709,433)

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$117,570,836	$1,202,728
Restricted cash	20,000,000	—
Property and equipment, net	2,711,615	116,774
Land	80,431,218	—
Other segment assets(b)	7,869,310	12,817,371
Total assets	$228,582,979	$14,136,873

(a) Other segment expenses include interest income, interest expense, depletion, depreciation, amortization and accretion, impairment expense, change in fair value of derivative assets, change in fair value of derivative liabilities, change in fair value of deferred equity consideration, loss on debt extinguishment, loss on investment in joint venture and other, net, as presented in the condensed consolidated statements of operations.

(b) Other segment assets include all assets other than cash and cash equivalents, restricted cash, property and equipment, net and land, as presented in the condensed consolidated balance sheets.

Because segment net loss equals consolidated loss before income taxes, no reconciliation to consolidated loss before income taxes is presented. The measure of segment assets is total assets as reported in the condensed consolidated balance sheets. Expenditures for additions to long-lived assets, stock-based compensation, and other significant noncash items are presented in the condensed consolidated statements of cash flows.

NOTE 13. STOCK-BASED COMPENSATION

A summary of stock option activity under the Equity Incentive Plan (the “Plan”) for the three and nine months ended September 30, 2026, is presented below:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding at December 31, 2025	665,000	$0.53
Granted	—	—
Exercised	(115,000)	0.53
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2026	550,000	0.53
Exercisable at September 30, 2026	550,000	$0.53

At September 30, 2026, the aggregate intrinsic value of outstanding stock options was $3.4 million and the weighted-average remaining contractual term was approximately 8.75 years. The total intrinsic value of options exercised during the three and nine months ended September 30, 2026 was $0.4 million and $0.5 million, respectively.

In addition, on July 1, 2026, the Company granted 119,456 shares of common stock under the Plan to its non-employee directors as the equity portion of their annual retainer. The shares were granted without restriction as to transferability and are not subject to forfeiture or future service conditions. For each of the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense related to the shares of approximately $0.6 million, which is included in general and administrative expenses in the condensed consolidated statements of operations.

Restricted Stock Units

During the three and nine months ended September 30, 2026, the Company granted restricted stock units (“RSUs”) of 1,785,000 and 6,533,363, respectively.

The RSUs entitle the holder to receive one share of the Company’s common stock for each vested unit. The RSUs generally vest in equal monthly or quarterly installments over a four-year period, subject to the participant’s continued employment with the Company through each applicable vesting date. The grant-date fair value of the RSUs is based on the closing price of the Company’s common stock on the date of grant.

For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense related to RSUs of approximately $2.2 million and $4.6 million, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2026, there was $34.4 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

Performance Awards

During the three and nine months ended September 30, 2026, the Company granted performance share awards (“PSUs”) of 450,000 and 9,649,418, respectively.

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

During the three and nine months ended September 30, 2026, the Company determined certain performance conditions were probable of achievement and recognized expense accordingly. For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense related to PSUs of approximately $7.2 million and $18.9 million, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2026, there was approximately $40.0 million of total unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.5 years. This amount excludes PSUs subject to performance conditions that are not considered probable of achievement, for which no compensation cost has been recognized. As of September 30, 2026, PSUs with a maximum potential value of $3.2 million remain outstanding for which achievement of the performance conditions was not deemed probable.

NOTE 14. SUBSEQUENT EVENTS

Letter of Credit and Cash Collateral

On October 7, 2026, PowerCo and TCDC entered into a letter of credit reimbursement agreement with Macquarie Bank Limited, an affiliate of Macquarie, which issued the $116.0 million letter of credit to Luminant. PowerCo’s reimbursement obligations are guaranteed by TCDC and secured by cash collateral of not less than 102% of the undrawn amount, approximately $118.3 million at issuance, of which $60.0 million was funded with borrowings under the Term Loan Agreement described below and approximately $58.3 million of cash on hand. The collateral will be presented as restricted cash and is expected to remain restricted for the term of the PPA. PowerCo paid a fronting fee of 1.00% of the face amount at issuance, which will be amortized over the term of the letter of credit, and will pay a letter of credit fee of 2.00% per annum, payable quarterly in arrears.

Term Loan Amendment, A-2 and A-3 Draws and Warrant Issuance

On October 7, 2026, TCDC, the Company and Macquarie entered into a Consent, Waiver and First Amendment to the Term Loan Agreement, under which Macquarie extended the Term Loan A-2 and A-3 availability periods to October 9, 2026, waived the Data Center Lease conditions precedent to funding, consented to the letter of credit and cash collateral arrangements with Macquarie Bank Limited described above, and permitted the proceeds of the draws to fund the related cash collateral. Macquarie also waived its right to require prepayment or installment repayment of the loans as a result of a Data Center Lease not having been executed by October 8, 2026.

Also on October 7, 2026, TCDC borrowed $60.0 million under its Term Loan Agreement with Macquarie, consisting of $30.0 million under Term Loan A-2 and $30.0 million under Term Loan A-3, to fund a portion of the cash collateral described above. In connection with the draws, the Company issued to Macquarie warrants to purchase 413,055 shares of common stock at an exercise price of approximately $7.26 per share.

Private Placement and Repayment of Term Loan

On October 28, 2026, the Company entered into securities purchase agreements with certain accredited investors to sell 23,272,727 shares of common stock at $2.75 per share in a private placement for gross proceeds of approximately $64.0 million. The private placement closed on October 29, 2026. Northland Capital Markets acted as placement agent and received a fee of 6% of gross proceeds. The Company also entered into a registration rights agreement under which it agreed to file a resale registration statement within 15 business days and to use commercially reasonable efforts to have it declared effective within 45 days of filing, or 90 days in the event of a full SEC review.

In October 2026, the Company used net proceeds and cash on hand to repay $60.0 million of principal outstanding under the Term Loan Agreement together with the applicable MOIC premium of $9.0 million. Following the repayment, $20.6 million remained outstanding under the Term Loan Agreement.

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

We are initially focused on our flagship project, Texas Critical Data Centers LLC (“TCDC”), a 493-acre campus in Ector County, Texas, designed to support over 1 gigawatt (“GW”) of potential compute capacity through phased development, with projected power delivery beginning as early as the end of 2027. We believe our proximity to major natural gas pipelines, fiber networks and CO2 pipelines will provide us with the ability to serve our customers lower transmission costs and best-in-class uptime for purposes of reliably generating AI compute to capitalize on the AI revolution. We intend to execute through partnering across engineering, construction, procurement, power generation and sustainability to provide our hyperscaler tenants with certainty of execution and speed-to-power.

Recent Developments

Term Loan A-2 and A-3 Draws and Warrant Issuance

On October 7, 2026, TCDC borrowed $60.0 million under its Term Loan Agreement (as defined below) with Macquarie Equipment Capital Inc. (“Macquarie”), consisting of $30.0 million under Term Loan A-2 and $30.0 million under Term Loan A-3, and issued to Macquarie warrants to purchase 413,055 shares of common stock at an exercise price of approximately $7.26 per share.

Letter of Credit and Cash Collateral

On October 7, 2026, TCDC PowerCo LLC (“PowerCo”), a subsidiary of the Company, and TCDC entered into a letter of credit reimbursement agreement with Macquarie Bank Limited, an affiliate of Macquarie, which issued a $116.0 million standby letter of credit to Luminant ET Services Company LLC (“Luminant”) as credit support under the Power Purchase Agreement described below (the “PPA”). PowerCo’s reimbursement obligations are guaranteed by TCDC and secured by cash collateral of not less than 102% of the undrawn amount, approximately $118.3 million at issuance, funded with the $60.0 million of Term Loan A-2 and A-3 borrowings and approximately $58.3 million of cash on hand. The collateral will be presented as restricted cash and is expected to remain restricted for the term of the PPA. PowerCo paid a fronting fee of 1.00% of the face amount at issuance, which will be amortized over the term of the letter of credit, and will pay a letter of credit fee of 2.00% per annum, payable quarterly in arrears.

Private Placement

In October 2026, the Company entered into securities purchase agreements with certain accredited investors to sell 23,272,727 shares of common stock at $2.75 per share in a private placement for gross proceeds of approximately $64.0 million, which closed on October

29, 2026. Northland Capital Markets acted as placement agent and received a fee of 6% of gross proceeds. The Company also entered into a registration rights agreement under which it agreed to file a resale registration statement within 15 business days and to use commercially reasonable efforts to have it declared effective within 45 days of filing, or 90 days in the event of a full SEC review. Following the closing, the Company used net proceeds and cash on hand to repay $60.0 million of principal outstanding under the Term Loan Agreement together with the applicable MOIC premium of $9.0 million, leaving $20.6 million outstanding under Term Loan A-1.

Power Purchase Agreement

In September 2026, PowerCo entered into the PPA with Luminant for 200 to 207 megawatts of firm electric energy in each hour, to be delivered to the Company’s Texas Critical Data Center project (the “Data Center Project”) from Luminant’s Odessa, Texas generating facility or other sources. The term begins on the date Luminant first delivers energy (the “Power Delivery Date”). Luminant’s obligations are subject to conditions precedent, including execution of a Phase 1 Purchase and Sale Agreement for related interconnection infrastructure, and PowerCo may terminate without liability if delivery has not commenced by December 31, 2027.

Concurrently with the PPA, TCDC entered into a Development Framework Agreement (the “DFA”) with an affiliate of Luminant under which TCDC agreed to reimburse construction costs for substation and transmission infrastructure serving the Data Center Project, subject to execution of definitive purchase and sale agreements. If the Phase 1 agreement is not timely executed and TCDC fails to pay invoiced Phase 1 costs, Luminant’s affiliate may draw up to $116.0 million on the credit support described below. The DFA also requires the Company, following the Power Delivery Date, to issue to Luminant’s affiliate non-voting equity interests representing 5% of the entity holding the portion of the Data Center Project served under the PPA.

The PPA requires PowerCo to maintain a $116.0 million standby letter of credit for the term of the PPA and, from the Power Delivery Date, to post additional security equal to Luminant’s periodic calculation of its mark-to-market exposure under the PPA. The additional security is not capped and would increase if forward Electric Reliability Council of Texas (“ERCOT”) electricity prices decline relative to the PPA price or upon certain credit-related events. Luminant may draw on the credit support for termination payments, unpaid amounts, and losses from PowerCo’s non-performance.

Term Loan Agreement with Macquarie Equipment Capital Inc.

In April 2026, TCDC, entered into a Term Loan Agreement with Macquarie for a senior secured term loan facility of up to $290,000,000 (the “Term Loan Agreement”). The facility consists of a committed $20,000,000 Term Loan A-1, a $30,000,000 Term Loan A-2, a $40,000,000 Term Loan A-3, and a $200,000,000 Delayed Draw Term Loan (as defined in the Term Loan Agreement). Borrowings under the Term Loan A-2, Term Loan A-3, and the Delayed Draw Term Loan are available solely at Macquarie’s discretion and are subject to certain conditions precedent. TCDC’s obligations under the Term Loan Agreement are secured by a first priority perfected security interest in all of the Collateral (as defined in the Term Loan Agreement), prior to all other liens on the Collateral except for certain permitted liens.

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

SharonAI Purchase Agreement

In January 2026, we acquired the remaining 50% membership interest in TCDC, from SharonAI, Inc. (“SharonAI”), pursuant to the Membership Interest Purchase Agreement (the “SharonAI Purchase Agreement”), dated as of January 16, 2026, by and between the Company and SharonAI, for an aggregate purchase price of $70 million, of which (a) $10 million is payable in cash, (b) $10 million is payable in equity securities to be issued in connection with the Company’s next equity financing transaction, and (c) $50 million is payable in the form of a senior secured convertible promissory note (the “SharonAI Note”). The entirety of the acquisition consideration is subject to a 19.99% issuance cap. The Company paid SharonAI $10.0 million in cash and issued to SharonAI 2,091,351 shares of common stock (at a price per share of $4.78) in satisfaction of the Company’s obligation to pay $10 million in equity securities under the SharonAI Purchase Agreement. On April 24, 2026, the Company paid $50 million principal plus accrued interest in cash in satisfaction of its obligations under the SharonAI Note.

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

Geopolitical Environment and Policy Considerations

Energy infrastructure and computing capacity are increasingly viewed through the lens of national security and economic competitiveness. Changes in U.S. energy policy, particularly with respect to land use regulation, artificial intelligence governance, foreign investment review, or export controls, may materially affect our operations. Our ability to navigate this evolving policy landscape, especially as it pertains to grid resilience and the designation of critical infrastructure, will be an important factor in our long-term scalability and strategic positioning.

Principal Components of Results of Operations

We operate our business within a single reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions, and assesses operating performance. Management primarily reviews total assets and net loss of the single reportable segment.

Revenues, net

We currently sell our natural gas and natural gas liquids to Cimarron Midstream, formerly known as IACX, (“Cimarron”) a processor, pursuant to that certain Marketing Agreement (the “Marketing Agreement”), at a price based on an index price from the purchaser, which expired on May 31, 2024. This Marketing Agreement currently continues on a month-to-month basis unless and until terminated by the Company or the purchaser with a 30-day advance notice. Cimarron processes our gas for natural gas liquids and other usable components in its facilities. We receive value for our natural gas and any associated natural gas liquids as further defined as hydrocarbons pursuant to the Marketing Agreement. Although the Company produces helium alongside its natural gas, Cimarron will not compensate us for our helium produced under our existing contract. To date, we have not generated any revenue from the production of helium.

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

Other income and expense

Other income (expenses) primarily consists of interest income and expense and changes in the fair value of derivative instruments. Interest income relates primarily to interest earned on cash equivalents. Interest expense is primarily associated with interest on outstanding notes. Changes in the fair value of derivative instruments reflect periodic mark-to-market adjustments on derivative assets and liabilities.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The balance of the Company’s valuation allowance was $21.7 million and $10.0 million as of September 30, 2026 and December 31, 2025, respectively.

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

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three and nine months ended September 30, 2026 and 2025. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations.

The three months ended September 30, 2026 compared to the three months ended September 30, 2025

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended September 30,		Variance
	2026	2025	($)	(%)
Revenues, Net
Natural gas, and product sales, net	$147,674	$159,411	$(11,737)	(7.4)%
Total Revenues, Net	147,674	159,411	(11,737)	(7.4)

Costs and expenses
Lease operating expenses	368,446	408,716	(40,270)	(9.9)
Depletion, depreciation, amortization, and accretion	357,365	236,096	121,269	51.4
General and administrative expenses	16,586,774	3,718,485	12,868,289	346.1
Total costs and expenses	17,312,585	4,363,297	12,949,288	296.8

Loss from operations	$(17,164,911)	$(4,203,886)	$(12,961,025)	308.3

Other income (expenses)
Interest income	499,811	12,799	487,012	3,805.1
Interest expense	(644,121)	(1,830,334)	1,186,213	(64.8)
Change in fair value of derivative asset	—	(151,257)	151,257	n/m
Change in fair value of derivative liability	710,000	456,483	253,517	55.5
Loss on investment in joint venture	—	(66,805)	66,805	n/m
Other, net	(187)	(173)	(14)	8.1
Total Other Income (Expenses)	$565,503	$(1,579,287)	$2,144,790	(135.8)

Loss before income taxes	(16,599,408)	(5,783,173)	(10,816,235)	187.0

Income taxes	—	—	—	n/m
Net loss	$(16,599,408)	$(5,783,173)	$(10,816,235)	187.0%

Net Revenue by Product Category

The following table summarizes the Company’s net consolidated revenues disaggregated by product category:

	For the Three Months Ended September 30,
	September 30, 2026	September 30, 2025
Natural gas	$410,833	$476,402
Less gathering and processing	(293,368)	(372,191)
Natural gas, net	117,465	104,211
NGL	30,209	55,200
Total revenue, net	$147,674	$159,411

Natural gas, net increased $13,254 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in revenue was primarily due to a $0.20 per Mcf increase in gas prices net of processing and transportation, partially offset by a 58 MMcf decrease in gas sales volumes.

Natural gas liquids (“NGLs”) decreased $24,991 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease in revenue was primarily due to a 507 barrel decrease in NGL sales volumes, partially offset by a $4.77 per barrel increase in NGL prices.

Operating Expenses

	For the Three Months Ended September 30,		Variance
	2026	2025	($)	(%)
Costs and expenses
Lease operating expenses	$368,446	$408,716	$(40,270)	(9.9)%
Depletion, depreciation, amortization, and accretion	357,365	236,096	121,269	51.4
General and administrative expenses	16,586,774	3,718,485	12,868,289	346.1
Total costs and expenses	$17,312,585	$4,363,297	$12,949,288	296.8%

The Company experienced an overall increase in operating expenses of $12,949,288 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Lease operating expenses decreased $40,270 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Depletion, depreciation, amortization and accretion increased $121,269 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily attributable to higher accretion expense associated with asset retirement obligations, partially offset by lower depletion expense due to a decrease in the depletion rate.

General and administrative costs increased $12,868,289 for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to an increase in stock-based compensation and employee costs due to an increase in employee headcount.

Other (Expense) Income

	For the Three Months Ended September 30,		Variance
	2026	2025	($)	(%)
Other income (expenses)
Interest income	$499,811	$12,799	$487,012	3805.1%
Interest expense	(644,121)	(1,830,334)	1,186,213	(64.8)
Change in fair value of derivative asset	—	(151,257)	151,257	n/m
Change in fair value of derivative liability	710,000	456,483	253,517	55.5
Loss on investment in joint venture	—	(66,805)	66,805	n/m
Other, net	(187)	(173)	(14)	8.1
Total Other Income (Expenses)	$565,503	$(1,579,287)	$2,144,790	(135.8)%

Interest income increased $487,012 for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Interest income relates to interest earned on cash equivalents.

Interest expense decreased $1,186,213 for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily attributable to the payoff of a note payable to AirLife Gases USA Inc. (“AirLife”) and convertible notes that were outstanding during the prior-year period. These decreases were partially offset by interest expense incurred on the Company’s Term Loan A-1 during the three months ended September 30, 2026.

Change in fair value of derivative asset increased $151,257 as the Company paid off the associated debt instrument in the quarter ended December 31, 2025.

Change in fair value of derivative liability changed from a gain of $456,483 for the quarter ended September 30, 2025 to a gain of $710,000 for the three months ended September 30, 2026. For the three months ended September 30, 2026, the gain on the derivative liability was primarily attributable to changes in the fair value of the embedded derivative associated with the Term Loan Agreement.

The nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The following table sets forth our results of operations for the periods presented:

	For the Nine Months Ended September 30,		Variance
	2026	2025	( $ )	( % )
Revenues, Net
Natural gas, and product sales, net	$698,758	$694,980	$3,778	0.5%
Total Revenues, Net	698,758	694,980	3,778	0.5

Costs and expenses
Lease operating expenses	846,859	977,581	(130,722)	(13.4)
Impairment expenses	625,000	—	625,000	n/m
Depletion, depreciation, amortization, and accretion	1,126,575	666,523	460,052	69.0
General and administrative expenses	41,840,299	7,187,659	34,652,640	482.1
Total costs and expenses	44,438,733	8,831,763	35,606,970	403.2

Loss from operations	(43,739,975)	(8,136,783)	(35,603,192)	437.6

Other income (expenses)
Interest income	556,101	39,127	516,974	1,321.3
Interest expense	(3,061,535)	(4,788,442)	1,726,907	(36.1)
Change in fair value of derivative asset	—	(10,001)	10,001	n/m
Change in fair value of derivative liability	1,795,587	548,186	1,247,401	227.6
Change in fair value of deferred equity consideration	(3,351,961)	—	(3,351,961)	n/m
Loss on Debt Extinguishment	(70,657)	—	(70,657)	n/m
Loss on investment in joint venture	—	(66,805)	66,805	n/m
Other, net	6,433	(294,715)	301,148	(102.2)
Total Other Income (Expenses)	(4,126,032)	(4,572,650)	446,618	(9.8)

Loss before income taxes	(47,866,007)	(12,709,433)	(35,156,574)	276.6

Income taxes	—	—	—	n/m
Net loss	$(47,866,007)	$(12,709,433)	$(35,156,574)	276.6%

Net Revenue by Product Category

The following table summarizes the Company’s net consolidated revenues disaggregated by product category:

	For the Nine Months Ended September 30,
	September 30, 2026	September 30, 2025
Natural gas	$1,567,233	$1,749,751
Less gathering and processing	(1,035,520)	(1,219,937)
Natural gas, net	531,713	529,814
NGL	167,045	165,166
Total revenue, net	$698,758	$694,980

Natural gas, net increased $1,899 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in revenue was primarily due to a $0.08 per Mcf increase in gas prices net of processing and transportation, partially offset by a 60 MMcf decrease in gas sales volumes.

NGLs increased $1,879 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in revenue was primarily due to a $13.02 per barrel increase in NGL prices, partially offset by a 570 barrel decrease in NGL sales volumes.

Operating Expenses

	For the Nine Months Ended September 30,		Variance
	2026	2025	($)	(%)
Costs and expenses
Lease operating expenses	$846,859	$977,581	$(130,722)	(13.4)%
Impairment expenses	625,000	—	625,000	n/m
Depletion, depreciation, amortization, and accretion	1,126,575	666,523	460,052	69.0
General and administrative expenses	41,840,299	7,187,659	34,652,640	482.1
Total costs and expenses	$44,438,733	$8,831,763	$35,606,970	403.2%

The Company experienced an overall increase in operating expenses of $35,606,970 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Lease operating expenses decreased $130,722 for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Impairment expenses increased $625,000 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due to impairment of the gas plant related to payments made towards the plant during the nine months ended September 30, 2026 and the change in the Company’s strategy that occurred in late 2025.

Depletion, depreciation, amortization and accretion increased $460,052 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher accretion expense associated with asset retirement obligations, partially offset by lower depletion expense due to a decrease in the depletion rate.

General and administrative costs increased $34,652,640 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in stock-based compensation, legal expenses, employee costs due to an increase in employee headcount, professional services costs and a one-time legal settlement cost and a one-time contract termination fee that were both incurred during the nine months ended September 30, 2026.

Other (Expense) Income

	For the Nine Months Ended September 30,		Variance
	2026	2025	($)	(%)
Other income (expenses)
Interest income	$556,101	$39,127	$516,974	1321.3%
Interest expense	(3,061,535)	(4,788,442)	1,726,907	(36.1)
Change in fair value of derivative asset	—	(10,001)	10,001	n/m
Change in fair value of derivative liability	1,795,587	548,186	1,247,401	227.6
Change in fair value of deferred equity consideration	(3,351,961)	—	(3,351,961)	n/m
Loss on Debt Extinguishment	(70,657)	—	(70,657)	n/m
Loss on investment in joint venture	—	(66,805)	66,805	n/m
Other, net	6,433	(294,715)	301,148	(102.2)
Total Other Income (Expenses)	$(4,126,032)	$(4,572,650)	$446,618	(9.8)%

Interest income increased $516,974 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Interest income relates to interest earned on cash equivalents.

Interest expense decreased $1,726,907 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to the settlement of the excise tax liability, the payoff of a note payable to AirLife and convertible notes that were outstanding during the prior-year period. These decreases were partially offset by interest expense incurred on the Company’s Term Loan A-1 and SharonAI Note during the nine months ended September 30, 2026.

Change in fair value of derivative asset increased $10,001 as the Company paid off the associated debt instrument in the quarter ended December 31, 2025.

Change in fair value of derivative liability increased $1,247,401 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily attributable to changes in the fair value of the embedded derivative associated with the SharonAI Note, as well as the recognition and subsequent remeasurement of the embedded derivative associated with the Term Loan Agreement entered into during the period.

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

From February through September 2026, we issued 5,171,540 shares of common stock underlying the First Tranche Warrant and 9,092,460 shares of common stock underlying the Second Tranche Warrant to the Investor at an exercise price of $2.00 per share for total gross proceeds of $28,528,000.

On April 8, 2026, TCDC entered into the Term Loan Agreement providing for borrowings of up to $290.0 million, including an initial committed tranche of $20.0 million, which was fully funded on April 13, 2026. Access to additional amounts under the Term Loan Agreement beyond the initial committed tranche is subject to lender approval and the satisfaction of certain conditions. On April 10, 2026, we closed an underwritten public offering of 29,850,746 shares of common stock, at a price to the public of $3.35 per share, resulting in proceeds, net of underwriters’ discount and issuance costs, of approximately $93.4 million pursuant to the Registration Statement. In connection with the underwritten public offering, the underwriters exercised their option to purchase an additional 4,477,611 shares of common stock at the public offering price, resulting in additional net proceeds of approximately $14.1 million. The Company used a portion of the offering proceeds to repay in full the outstanding borrowings under the SharonAI Note.

On September 24, 2026, the Company filed an at-the-market prospectus supplement to its existing Registration Statement, relating to the offer and sale of up to $100.0 million in common stock (the “ATM Program”). During the three and nine months ended September 30, 2026, the Company issued 9,632,203 shares of common stock under the ATM Program resulting in gross proceeds of $60.0 million that were partially offset by offering costs of $0.7 million. As of September 30, 2026, there was $40.0 million in common stock remaining under the ATM Program.

On October 7, 2026, TCDC, the Company and Macquarie entered into a Consent, Waiver and First Amendment to the Term Loan Agreement, under which Macquarie extended the Term Loan A-2 and A-3 availability periods to October 9, 2026, waived the Data Center Lease conditions precedent to funding, consented to the letter of credit and cash collateral arrangements with Macquarie Bank Limited described above, and permitted the proceeds of the draws to fund the related cash collateral. Macquarie also waived its right to require prepayment or installment repayment of the loans as a result of a Data Center Lease not having been executed by October 8, 2026.

Also on October 7, 2026, TCDC borrowed $60.0 million under its Term Loan Agreement with Macquarie, consisting of $30.0 million under Term Loan A-2 and $30.0 million under Term Loan A-3, and issued to Macquarie warrants to purchase 413,055 shares of common stock at an exercise price of approximately $7.26 per share.

Also on October 7, 2026, PowerCo and TCDC entered into a letter of credit reimbursement agreement with Macquarie Bank Limited, an affiliate of Macquarie, which issued a $116.0 million standby letter of credit to Luminant as credit support under the PPA. PowerCo’s reimbursement obligations are guaranteed by TCDC and secured by cash collateral of not less than 102% of the undrawn amount, approximately $118.3 million at issuance, funded with the $60.0 million of Term Loan A-2 and A-3 borrowings and approximately $58.3 million of cash on hand. The collateral will be presented as restricted cash and is expected to remain restricted for the term of the PPA. PowerCo paid a fronting fee of 1.00% of the face amount at issuance, which will be amortized over the term of the letter of credit, and will pay a letter of credit fee of 2.00% per annum, payable quarterly in arrears.

Additionally, in October 2026, the Company entered into securities purchase agreements with certain accredited investors to sell 23,272,727 shares of common stock at $2.75 per share in a private placement for gross proceeds of approximately $64.0 million, which closed on October 29, 2026. Northland Capital Markets acted as placement agent and received a fee of 6% of gross proceeds. The Company also entered into a registration rights agreement under which it agreed to file a resale registration statement within 15 business days and to use commercially reasonable efforts to have it declared effective within 45 days of filing, or 90 days in the event of a full SEC review. Following the closing, the Company used net proceeds and cash on hand to repay $60.0 million of principal outstanding under the Term Loan Agreement together with the applicable MOIC premium of $9.0 million, leaving $20.6 million outstanding under Term Loan A-1.

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

Market conditions may also affect our ability to raise capital. For example, credit providers may reduce exposure to long-duration infrastructure development with extended pre-revenue periods. Even if financing is available, we may be required to accept unfavorable terms, including higher cost of capital, restrictive covenants, or equity dilution, all of which could impair our ability to execute our business plan. If we are unable to raise capital in the amounts, timing, or terms we expect, we may be forced to delay capital expenditures, amend or terminate our purchase commitments for long-lead materials or surrender assets pledged as collateral under our financing agreements in order to preserve liquidity, which could materially extend our development timeline and delay one or more phases of our projects, preventing us from achieving planned operational and financial milestones within the anticipated timeframe.

Uses and Availability of Funds

We measure our liquidity in a number of ways, including cash balances on hand, working capital, and operating cash flows. As of September 30, 2026, we had cash and cash equivalents of $117.6 million, restricted cash of $20.0 million, and a working capital surplus of $136.7 million.

Our future capital requirements will depend on many factors, including our future rate of revenue growth and the timing and extent of expenditures to support sales, marketing, and infrastructure development, including the buildout of data center capacity.

Under the DFA entered into on September 18, 2026, we agreed to reimburse an affiliate of Luminant construction costs for substation and transmission infrastructure serving the Data Center Project, subject to execution of definitive purchase and sale agreements and up to a cap of $116.0 million. The cap also includes amounts to acquire the associated substation under a purchase and sale agreement that we expect to execute in the fourth quarter of 2026. We expect reimbursable costs over the next twelve months to be significantly below the cap, although we may reach the cap, depending on final scope, equipment pricing, and construction schedule. The purchase price for the substation, and any costs associated with a second, redundant feed, will be established in the related purchase and sale agreements. As noted above, in October 2026, we funded approximately $118.3 million of cash collateral for the $116.0 million letter of credit required under the PPA.

Including the DFA reimbursement obligations, we currently expect cash requirements of approximately $50 million to $60 million over the next twelve months, which we expect to primarily fund with cash on hand, and, as necessary, with proceeds from sales under the ATM Program, under which approximately $40 million remained available as of September 30, 2026.

Upon execution of binding term sheets or definitive agreements with one or more data center tenants and the Phase 1 purchase and sales agreement, our expected expenditures will increase materially as we proceed with the development of our flagship project. We currently estimate total capital expenditures for the first phase of our flagship project of approximately $150 million to $400 million over the next twelve months, subject to the terms and conditions agreed with our future tenants. Required capital expenditures are difficult to estimate with precision and will depend on final tenant composition, generation mix, supply chain dynamics, and site optimization decisions. We expect to fund these expenditures through a combination of tenant prepayments, additional borrowings under the Term Loan Agreement or other project-level debt financing, equity offerings, and cash on hand.

Cash Flows

Cash flows for the nine months ended September 30, 2026 and 2025

The following table summarizes our cash flow activity for the periods presented:

	For the Nine Months Ended September 30,
	2026	2025
Cash Provided by (Used in)
Operating Activities	$(18,973,916)	$(7,181,185)
Investing Activities	(12,440,234)	(2,141,047)
Financing Activities	167,782,258	22,432,987
Net increase in cash and cash equivalents and restricted cash	$136,368,108	$13,110,755

Net cash used in operating activities

Cash used in operating activities was $19.0 million for the nine months ended September 30, 2026, primarily driven by a net loss of $47.9 million. This was partially offset by non-cash adjustments, including stock-based compensation of $24.2 million, deferred equity consideration of $3.4 million, non-cash interest expense of $1.7 million, depletion, depreciation, amortization, and accretion of $1.1 million, and impairment expense of $0.6 million.

Cash used in operating activities was $7.2 million for the nine months ended September 30, 2025. Net loss of $12.7 million was affected by depletion, depreciation, amortization, and accretion of $0.7 million, amortization of debt discount of $3.6 million, stock-based compensation of $0.8 million and accrued interest on note payable and other liabilities of $0.1 million. Changes in operating assets and liabilities provided $0.7 million of cash for operating activities.

Net cash used in investing activities

Investing activities used cash of $12.4 million for the nine months ended September 30, 2026, related to purchase of land, purchase of the remaining TCDC membership interest and purchase of property, plant and equipment.

Investing activities used cash of $2.1 million for the nine months ended September 30, 2025, related to the purchase of property, plant and equipment of $1.3 million and investment in joint venture of $0.9 million.

Net cash provided by financing activities

Financing activities provided cash of $167.8 million for the nine months ended September 30, 2026, primarily driven by $171.7 million of proceeds from the issuance of common stock, $28.4 million of proceeds from the exercise of warrants, $19.4 million of net proceeds from the Term Loan A-1 financing, partially offset by the repayment of the SharonAI Note of $50.0 million.

Financing activities provided cash of $22.4 million for the nine months ended September 30, 2025, related to proceeds from the issuance of common stock of $22.2 million and proceeds from the convertible note of $2.8 million, partially offset by repayment of the convertible notes of $2.5 million.

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

Reserves

The Company’s proved reserve information as of December 31, 2025 was prepared by MKM Engineering, independent reservoir engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. The Company’s estimates of proved reserves materially impact depreciation, depletion and amortization (“DD&A”) expense. If the estimates of proved reserves decline, the rate at which the Company records DD&A expense will increase, reducing future net income. Such a decline may result from lower commodity prices, which may make it uneconomical to drill for and produce higher cost fields. Under the full cost method of accounting, the Company performs a quarterly ceiling test in accordance with SEC Regulation S-X Rule 4-10. The ceiling test limits the net capitalized costs of oil and gas properties to the present value (PV-10) of estimated future net revenues from proved reserves, based on SEC-prescribed commodity prices, adjusted for discounted asset retirement obligations and income taxes. The calculation requires significant estimates and assumptions, including reserve quantities, future production timing, future operating and development costs and commodity prices. Declines in proved reserve estimates, reductions in projected future net revenues or other adverse changes in the underlying assumptions may reduce the calculated ceiling limitation and result in non-cash impairment charges.

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

Deferred Tax Asset Valuation Allowance

The Company continually assesses both positive and negative evidence for recoverability of its deferred tax assets and based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences, the Company maintained a valuation allowance of $21.7 million as of September 30, 2026. There can be no assurance that facts and circumstances will not materially change and require the Company to revise this valuation allowance in a future period.

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

•
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
•
Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
•
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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of September 30, 2026. As a result of management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026, or as of the date of the filing of this Report, because of both the historical and the additional material weaknesses in our internal control described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

•
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

During 2025 and 2026, the Company has continued the process to develop and implement its internal controls over financial reporting. This included the documentation of processes and identification of existing controls. In addition, in order to address segregation of duties issues as a result of the Company’s limited accounting staff, the Company continues to engage a third party to assist in the monthly and quarterly accounting, a third party to assist in the evaluation of appropriate accounting treatment and disclosures related to complex transactions and new pronouncements, and a third party to assist in accounting for income taxes. Our remediation plan for this material weakness is described below under “Remediation Plan and Status.”

•
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

Remediation Plan and Status

With the oversight of management and the Audit Committee, the Company has developed a remediation plan to address the material weaknesses described above and have begun implementing it. The systems, personnel, external resources and control evaluation and testing actions are primarily designed to address the historical material weakness, and the new control processes are designed to address the additional material weaknesses. Actions taken to date include:

•
Systems: The Company is implementing new enterprise resource planning, procurement, expense management and financial reporting systems to standardize period-end close procedures, strengthen system-enforced controls over the initiation, approval, recording and classification of transactions, and improve the completeness and accuracy of information used in financial reporting. Implementation began during the three months ended September 30, 2026 and is expected to be completed in phases through the first half of 2027.
•
Personnel: In November 2026, the Company hired a Senior Manager of Financial Reporting and an Assistant Controller, each with public company financial reporting experience, to add depth to our accounting and financial reporting function and to improve segregation of duties and the level of management review in the financial statement preparation process.
•
Processes and controls: the Company has designed and begun operating new control processes to address the additional material weaknesses, including (i) formal management review of the grant-date fair value measurement and attribution of compensation cost for share-based payment awards, including review of supporting schedules and third-party valuation reports before expense is recorded; and (ii) a review protocol for significant and non-routine transactions, including identification, classification and accounting for related professional fees and transaction costs.
•
External resources: the Company continues to engage third-party advisors to support monthly and quarterly accounting, to consult on the accounting for complex transactions and new pronouncements, and to assist with accounting for income taxes.

The Company believes these measures, when fully implemented and operating effectively, will remediate the material weaknesses. However, the material weaknesses will not be considered remediated until the applicable controls have been designed and implemented, have operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

As of September 30, 2026 and as of the date of this Report, the newly implemented controls had not operated for a sufficient period to permit such testing, and accordingly the material weaknesses remain unremediated. As we continue to evaluate and test our internal control over financial reporting, we may determine that additional measures or modifications to our remediation plan are necessary or appropriate.

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

Changes in Internal Control Over Financial Reporting

Other than the systems implementation and new control processes described above, which the Company began during the quarter ended September 30, 2026 and which are expected to materially improve our internal control over financial reporting as they are completed and tested, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Litigation

On April 1, 2026, a federal securities class action lawsuit was filed in the U.S. District Court for the Western District of Texas against the Company and certain former members of its management, styled Annonio v. New Era Energy & Digital, Inc., et al., Case No. 7:26-cv-00120. On June 17, 2026, the Court appointed Mr. Mitchell Patterson as lead plaintiff. The consolidated amended complaint, filed on August 21, 2026 by the lead plaintiff and named plaintiffs Terry Oh and John Westbrook, asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seeks, among other relief, class certification, monetary damages, costs, and attorneys’ fees.

On October 20, 2026, Defendants filed a motion to dismiss the consolidated amended complaint. Plaintiffs’ opposition is due December 21, 2026, and Defendants’ reply is due January 20, 2027.

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

We face uncertainty and costly compliance with government regulations, including a pause on permits related to data center developments in Texas that may be extended.

Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local laws and regulations. Changes in laws and regulations can occur and these changes can be difficult to predict. New laws or regulations, or more stringent enforcement of existing laws or regulations, could adversely affect our business, financial condition and results of operations.

On September 21, 2026, Texas Governor Greg Abbott directed the Texas Commission on Environmental Quality (“TCEQ”) to halt all permits sought by data centers in Texas until the completion of the previously announced audit by the Electric Reliability Council of Texas (“ERCOT”) of data centers in Texas’ grid interconnection queues. ERCOT’s audit is being conducted in conjunction with the Public Utility Commission of Texas and the Texas Water Development Board. As a result, certain permits necessary to the development of TCDC and other projects, including air permits, may be delayed until after completion of the ERCOT audit.

The political and regulatory environment for data center development in Texas has become significantly more uncertain following the 2026 midterm elections. The Governor-elect has stated she would impose a moratorium on all new data center-related approvals, including permits, until the Texas Legislature enacts new laws governing data center development, in addition to seeking to eliminate tax incentives available to data center projects.

We cannot predict whether or in what manner any moratorium will be implemented, its scope or duration, whether it will apply to projects with pending permit applications such as TCDC, or the content or timing of any legislation that may be enacted with respect to data center development in Texas. As a result, the existing pause on TCEQ permits for data centers may be extended beyond completion of the ERCOT audit, and permits necessary for TCDC and our other Texas projects could be delayed for an extended or indefinite period, denied, or made subject to new or more burdensome conditions. Any new legislation or regulation could impose additional requirements or restrictions on the siting, construction, power and water usage, labor practices, or operation of data centers, and the elimination or reduction of tax incentives could increase the costs of our projects and reduce the attractiveness of Texas to our customers, which could have a material adverse effect on our development timeline, results of operations and financial condition.

Laws and regulations regarding the development and operation of data centers could adversely affect demand for our distributed power solutions.

Various federal, state, local, and foreign governmental authorities have enacted or are considering laws and regulations regarding the development of data center infrastructure. This includes moratoria on new data center development, enhanced permitting and environmental review processes, suspension of permitting activities, elimination or reduction of tax incentives, and operational requirements or restrictions relating to energy efficiency, electricity and water consumption, labor, traffic congestion, noise mitigation, or other community-impact measures. Public opposition to data center development has increased and has become a prominent political issue. In the November 2026 elections, voters in numerous jurisdictions approved local ballot measures restricting data center development, and candidates who campaigned on restricting data center development were elected to statewide office in several states, including Texas, where a significant portion of our current and planned business is located. We expect that this heightened public and political scrutiny may lead to additional moratoria, restrictions, and requirements at the federal, state, and local levels. The implementation of moratoria and new requirements and restrictions could increase costs, delay or reduce planned data center infrastructure investments, limit the size and location of data centers, cause customers to shift planned development to other jurisdictions, or otherwise constrain the deployment or expansion of data center infrastructure by our customers. Any sustained reduction or delay in data center development activity or operations could materially and adversely affect demand for our data center developments and power solutions, our results of operations, and our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
During the quarter ended September 30, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.
(b)
Not applicable.
(c)
None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit
3.1

Amended and Restated Articles of Incorporation of Roth CH V Holdings, Inc. filed on December 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).

3.2	Certificate of Change pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025, File No. 001-42433).
3.4	Amended and Restated Bylaws of Roth CH V Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on December 12, 2024, File No. 001-42433).
4.1*	Warrant to Purchase Common Stock, dated October 7, 2026, by and between the Company and Macquarie Equipment Capital Inc.
10.1

Amendment to Employment Agreement, effective as of July 1, 2026, between the Company and Charles Nelson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 6, 2026, File No. 001-42433).

10.2

Amendment to Employment Agreement, effective as of July 1, 2026, between the Company and Ted Warner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 6, 2026, File No. 001-42433).

10.3

Amended and Restated Employment Agreement, effective as of July 1, 2026, between the Company and José Rodriguez (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 6, 2026, File No. 001-42433).

10.4

Performance Award Agreement, effective as of July 1, 2026, between the Company and José Rodriguez (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 6, 2026, File No. 001-42433).

10.5

Amended and Restated Employment Agreement, effective as of July 1, 2026, between the Company and E. Will Gray II (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 6, 2026, File No. 001-42433).

10.6*	Waiver and Consent Letter, dated July 17, 2026, by and between the Company and Macquarie Equipment Capital Inc.
10.7*	Power Purchase Agreement, dated September 18, 2026, by and between TCDC PowerCo LLC and Luminant ET Services Company LLC.
10.8*	Development Framework Agreement and Side Letter to Power Purchase Agreement, dated September 18, 2026, by and between Texas Critical Data Centers LLC and Vistra Corp.
10.9

At-The-Market Issuance Sales Agreement, dated September 24, 2026, between the Company, Mizuho Securities USA LLC, B. Riley Securities, Inc., Northland Securities Inc., TCBI Securities, Inc., BTIG, LLC and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on September 24, 2026, File No. 001-42433).

10.10*	Letter of Credit Reimbursement Agreement, dated October 7, 2026, by and among TCDC PowerCo LLC, Texas Critical Data Centers LLC and Macquarie Bank Limited.
10.11*

Consent, Waiver and First Amendment to Term Loan Agreement, dated October 7, 2026, by and among the Company, Texas Critical Data Centers LLC, each subsidiary guarantor party thereto, each lender party thereto and Macquarie Equipment Capital Inc.

10.12

Form of Securities Purchase Agreement, dated October 28, 2026, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2026, File No. 001-42433).

10.13

Registration Rights Agreement, dated October 28, 2026, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 29, 2026, File No. 001-42433).

10.14*	First Amendment to Board of Directors Agreement, dated July 1, 2026, by and between the Company and Peter Lee.
10.15*	First Amendment to Board of Directors Agreement, dated July 1, 2026, by and between the Company and Ondrej Sestak.
10.16*	First Amendment to Board of Directors Agreement, dated July 1, 2026, by and between the Company and Trent Yang.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ERA ENERGY & DIGITAL, INC.

By:	/s/ Charles Nelson
Name:	Charles Nelson
Title:	Chairman and Chief Executive Officer
Date:	November 12, 2026

By:	/s/ Ted Warner
Name:	Ted Warner
Title:	President and Chief Financial Officer
Date:	November 12, 2026